Form 10-Q
period 1995-03-31
CENTURY PROPERTIES FUND XV
filed 1995-05-15
CIK 314690

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q
(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 1995

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------
                      Commission file number   0-9680

                         Century Properties Fund XV
         (Exact name of Registrant as specified in its charter)

       California                                      94-2625577
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

       5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
(Address of principal executive office)                     (Zip Code)

    Registrant's telephone number, including area code (404) 916-9090

                                   N/A
 Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                                ------

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes          No
                             -----      -----

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                    .
                 -------------------



                                  1 of 11

           CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets

                                                   March 31,      December 31,
                                                     1995            1994
                                                  (Unaudited)     (Audited)
Assets

Cash and cash equivalents                         $   1,619,000   $   1,606,000
Other assets                                          1,675,000       1,378,000

Real Estate:

   Real estate                                       75,252,000      74,737,000
   Accumulated depreciation                         (29,699,000)    (29,112,000)
                                                  --------------  --------------
Real estate, net                                     45,553,000      45,625,000

Deferred costs, net                                     662,000         682,000
                                                  --------------  --------------
  Total assets                                    $  49,509,000   $  49,291,000
                                                  ==============  ==============


Liabilities and Partners' Equity

Notes payable                                     $  34,159,000   $  34,229,000
Accrued expenses and other liabilities                1,596,000       1,347,000
                                                  --------------  --------------
  Total liabilities                                  35,755,000      35,576,000
                                                  --------------  --------------
Minority interest in joint venture                      780,000         772,000
                                                  --------------  --------------
Commitments and Contingencies

Partners' Equity (Deficit):

General partners                                     (1,274,000)     (1,275,000)
Limited partners (89,980 units outstanding at
  March 31, 1995 and December 31, 1994)              14,248,000      14,218,000
                                                  --------------  --------------

  Total partners' equity                             12,974,000      12,943,000
                                                  --------------  --------------
  Total liabilities and partners' equity          $  49,509,000   $  49,291,000
                                                  ==============  ==============

               See notes to consolidated financial statements.

                                  2 of 11

           CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995

Consolidated Statements of Operations (Unaudited)



                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994


Revenues:

  Rental                                          $   3,293,000   $   3,052,000
  Interest income                                        18,000          14,000
                                                  --------------  --------------
    Total revenues                                    3,311,000       3,066,000
                                                  --------------  --------------

Expenses:

  Operating                                           1,601,000       1,578,000
  Interest                                              994,000       1,014,000
  Depreciation                                          587,000         587,000
  General and administrative                             60,000         133,000
                                                  --------------  --------------
    Total expenses                                    3,242,000       3,312,000
                                                  --------------  --------------
Income (loss) before minority interest in joint
   venture's operations                                  69,000        (246,000)

Minority interest in joint venture's operations         (38,000)        (26,000)
                                                  --------------  --------------
Net income (loss)                                 $      31,000   $    (272,000)
                                                  ==============  ==============
Net income (loss) per limited partnership unit    $         -     $          (3)
                                                  ==============  ==============

               See notes to consolidated financial statements.

                                  3 of 11

           CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995


Consolidated Statements of Cash Flows (Unaudited)


                                                  For the Three Months Ended
                                                  March 31, 1995  March 31, 1994

Operating Activities:

Net income (loss)                                 $      31,000   $    (272,000)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization                         727,000         720,000
  Deferred costs paid                                   (22,000)            -
  Minority interest in joint venture's operations        38,000          26,000
Changes in operating assets and liabilities:
  Other assets                                         (297,000)         88,000
  Accrued expenses and other liabilities                249,000        (233,000)
                                                  --------------  --------------
Net cash provided by operating activities               726,000         329,000
                                                  --------------  --------------
Investing Activities:

Additions to real estate                               (515,000)        (86,000)
                                                  --------------  --------------
Cash (used in) investing activities                    (515,000)        (86,000)
                                                  --------------  --------------
Financing Activities:

Notes payable principal payments                       (168,000)       (130,000)
Joint venture partner distributions                     (30,000)        (32,000)
                                                  --------------  --------------
Cash (used in) financing activities                    (198,000)       (162,000)
                                                  --------------  --------------
Increase in Cash and Cash Equivalents                    13,000          81,000

Cash and Cash Equivalents at Beginning of Period      1,606,000       1,367,000
                                                  --------------  --------------
Cash and Cash Equivalents at End of Period        $   1,619,000   $   1,448,000
                                                  ==============  ==============
Supplemental Disclosure of Cash Flow Information:
  Interest paid in cash during the period         $     871,000   $     895,000
                                                  ==============  ==============

               See notes to consolidated financial statements.

                                  4 of 11


            CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  General

The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994. Certain accounts have been reclassified in order to conform to the current period.

The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature.

At March 31, 1995, the Partnership had approximately $1,440,000 invested in overnight repurchase agreements earning approximately 6% per annum.

The results of operations for the three months ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

     (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $36,000 during each of the three month periods ended March 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

     (b) An affiliate of NPI, Inc., is entitled to receive 5% of the annual gross receipts from certain properties it manages. For the three months ended March 31, 1995 and 1994, affiliates of NPI, Inc. received $98,000 and $30,000, respectively. These fees are included in operating expenses.

3.  Subsequent Event

On April 12, 1995, the Partnership's joint venture partner in Plumtree Apartments acquired, pursuant to a right of first refusal, Plumtree Apartments for $12,500,000. After repayment of existing loans and deferred interest of $4,600,000 and closing expenses and adjustments, net proceeds received by the joint venture were $7,600,000. The Partnership will retain approximately $6,100,000 of the $7,600,000 proceeds in accordance with the joint venture agreement. For financial statement purposes, the sale will result in a gain of approximately $7,000,000 to be recorded during the six months ended June 30, 1995.

                                  5 of 11

           CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's real estate properties consist of three commercial buildings and four residential apartment complexes. The properties are located in Texas, California, Georgia, Oregon and Utah. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential properties and with remaining lease terms currently ranging up to sixteen years for the commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of May 1, 1995, eleven of the seventeen properties originally purchased by Registrant were sold or otherwise disposed. All of Registrant's properties, except for Summerhill Apartments, Preston Creek Apartments and Phoenix Business Park, generated positive cash flow during the three months ended March 31, 1995. Preston Creek Apartments and Phoenix Business Park experienced negative cash flow due to large fixed asset additions in connection with renovation projects.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements to properties, primarily at Preston Creek Apartments, and provide resources for potential refinancing of properties with balloon payments (with maturity dates beginning in September 1995), cash distributions from operations remained suspended for the first quarter of 1995 and will remain suspended in the foreseeable future. It is anticipated, however, that Registrant will distribute all or a substantial portion of the proceeds from the sale of Plumtree Apartments to the partners.

The level of liquidity based upon cash and cash equivalents experienced a $13,000 increase at March 31, 1995, as compared to December 31, 1994. Registrant's $726,000 of net cash provided by operating activities was substantially offset by $515,000 of cash used for improvements to real estate (investing activities) and $198,000 of cash used in financing activities.
Cash used in financing activities consisted of $168,000 of cash used for mortgage principal payments and $30,000 of cash distributed to the joint venture partner. Registrant is performing major renovation projects at Preston Creek Apartments and Phoenix Business Park to enhance the properties value. The cash required to complete these renovations is being provided by working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

Working capital reserves are invested in a money market account, United States Treasury bills or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments (excluding balloon payments) during the remainder of 1995 and the foreseeable future.

On April 12, 1995, Registrant's joint venture partner in Plumtree Apartments acquired, pursuant to a right of first refusal, Plumtree Apartments for $12,500,000. After repayment of existing loans and deferred interest of $4,600,000 and closing expenses and adjustments, net proceeds received by the joint venture were $7,600,000. Registrant will retain approximately $6,100,000 of the $7,600,000 proceeds



                                  6 of 11

          CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

in accordance with the joint venture agreement. For financial statement purposes, the sale will result in a gain of approximately $7,000,000 to be recorded during the six months ended June 30, 1995 (see Item 1, Note 3). Registrant will distribute all or a substantial portion of the proceeds from the sale of Plumtree Apartments to the partners.

Registrant has a balloon payment of $2,082,000 on Northbank Complex due in September 1995. Registrant will attempt to extend the due date of this loan or find replacement financing. Registrant believes that based on the operations of this property, refinancing can be secured in an amount adequate to replace the maturing debt. Although management is confident that the loan can be replaced, if the loan is not refinanced or extended and the property is not sold, Registrant could lose this property through foreclosure. In that case, Registrant would record a loss for financial statement purposes of approximately $1,400,000.

Pursuant to the terms of a Settlement Agreement entered into in connection with the Ruben and Andrews actions, DeForest Ventures I L.P. will make a tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. In addition, pursuant to the terms of the proposed settlement, the Managing General Partner will agree to provide Registrant a credit line of $150,000 per property, borrowings under which would bear interest at the lesser of prime plus 1% or the rate permitted by the Partnership Agreement of Registrant. A hearing for final approval of the settlement is scheduled for May 19, 1995. See Part II - Other Information, "Item 1 - Legal Proceedings". If the settlement receives final Court approval, it is expected that the tender offer will commence on or about June 19, 1995. The Managing General Partner believes that the settlement will not have an adverse effect on Registrant.

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.


Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. As a result, Registrant's ability to refinance or sell its properties may be restricted. These factors caused a decline in market property values and serve to reduce market rental rates and/or sales prices. Compounding these difficulties for residential properties have been relatively low interest rates, which encourage existing and potential residential tenants to purchase homes. In addition, there has been a significant decline nationally in new household



                                  7 of 11

          CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


Real Estate Market (Continued)

formation. Despite the above, management anticipates that increases in revenue will generally exceed increases in expenses during the remainder of 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, should create a more favorable market value for Registrant's properties in the future.

Results of Operations

Three Months Ended March 31, 1995 vs. March 31, 1994

Operating results, before minority interest in joint venture's operations, improved by $315,000 for the three months ended March 31, 1995, as compared to 1994, due to an increase in revenues of $245,000 and a decrease in expenses of $70,000.

Revenues increased by $245,000 due to increases in rental revenues of $241,000 and interest income of $4,000. Rental revenues increased primarily due to increased rental rates at Registrant's properties. Occupancy increased at Summerhill, decreased at Phoenix Business Park and remained relatively constant at all of the remaining properties. Interest income increased primarily due to the effect of higher interest rates.

Expenses decreased by $70,000 for the three months ended March 31, 1995, as compared to 1994, due to decreases in general and administrative expenses of $73,000 and interest expense of $20,000, which were only partially offset by an increase in operating expenses of $23,000. General and administrative expenses decreased due to a reduction in asset management costs. Interest expense decreased due to the modification obtained in September 1994 on the mortgage encumbering the Phoenix Business Park property along with the amortization of mortgage principal balances. Operating expenses increased due to increased repairs and maintenance, primarily at Preston Creek, Summerhill and Plumtree Apartments. Depreciation expense remained constant.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with the occupancy data, follows:

                      CENTURY PROPERTIES FUND XV

                           OCCUPANCY SUMMARY
            For the Quarters Ended March 31, 1995 and 1994

                                                              Average
                                             Date of     Occupancy Rate (%)
Name and Location          Size    Type     Purchase       1995      1994
- -----------------          ----    ----     --------     ------------------
Lakeside Place Apartments  734   Apartment   12/80          94        93
Houston, Texas            units   Building


                                  8 of 11

         CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)

                                                              Average
                                             Date of     Occupancy Rate (%)
Name and Location          Size    Type     Purchase       1995      1994
- -----------------          ----    ----     --------     ------------------

Plumtree Apartments (1)    336    Apartment    03/81        97        97
Midvale, Utah             units   Building

Summerhill Apartments      240    Apartment    08/81        96        90
Dallas, Texas             units   Building

Preston Creek Apartments   228    Apartment    08/81        96        96
Dallas, Texas             units   Building

Farmer's Lane Plaza      94,000   Shopping     09/81        96        96
Santa Rosa, California   sq.ft.   Center

Northbank Complex        56,000   Office       12/81        94        94

Eugene, Oregon           sq.ft.  Building &
                                 Restaurant

Phoenix Business Park   111,000   Business     05/82        85        89
Atlanta, Georgia         sq.ft.     Park


(1) Registrant has an 80% interest in a general partnership which owns Plumtree Apartments. This property was sold on April 12, 1995.

                                  9 of 11

          CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Lawrence M. Whiteside, on behalf of himself and all other similarly situated, v. Fox Capital Management Corporation, et al., Superior Court of the State of California, San Mateo County, Case No. 390018 ("Whiteside").

Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC ("Ruben").

Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P., et al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592 ("Vernon").

James Andrews, et al., on behalf of themselves and all other similarly situated
v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC ("Andrews").

On March 16, 1995 the United States District Court for the Northern
District of Georgia, Atlanta Division, entered an order which granted preliminary approval to a settlement agreement in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action have joined in the Settlement Agreement as well. The two certified classes constitute all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continue to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the proposed settlement, which are described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted to the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with
prejudice and/or released.   In consideration for the dismissal and/or release
of such claims, among other things, DeForest I would pay to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I will commence a second tender offer for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the proposed settlement, the Managing General Partner would agree, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. A hearing on the final approval of the settlement is scheduled for May 19, 1995.

Item 6.  Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K:

No reports on Form 8-K were required to be filed during the period; however, on April 15, 1995, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to disclose the sale of Plumtree Apartments.

                                  10 of 11

          CENTURY PROPERTIES FUND XV - FORM 10-Q - MARCH 31, 1995


                               SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               CENTURY PROPERTIES FUND XV

                               By: FOX CAPITAL MANAGEMENT CORPORATION,
                                   A General Partner



                               /S/ARTHUR N. QUELER
                               ---------------------------------------
                               ARTHUR N. QUELER
                               Secretary/Treasurer and Director
                               (Principal Financial Officer)


                               11 of 11