Form 10-Q
period 1995-06-30
CENTURY PROPERTIES FUND XV
filed 1995-08-11
CIK 314690

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1995

                                 OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ____________ to ___________

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No ______

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes ______      No ______

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.





                               1 of 14


           CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Consolidated Balance Sheets

                                                     June 30,      December 31,
                                                       1995            1994
                                                    (Unaudited)      (Audited)
Assets

Cash and cash equivalents                          $  7,566,000    $  1,606,000
Other assets                                          1,269,000       1,378,000

Real Estate:

   Real estate                                       66,983,000      74,737,000
   Accumulated depreciation                         (26,176,000)    (29,112,000)
                                                   ------------    ------------
Real estate, net                                     40,807,000      45,625,000

Deferred costs, net                                     621,000         682,000
                                                   ------------    ------------
  Total assets                                     $ 50,263,000    $ 49,291,000
                           ============    ============

Liabilities and Partners' Equity

Notes payable                                      $ 29,969,000    $ 34,229,000
Accrued expenses and other liabilities                  929,000       1,347,000
                                                   ------------    ------------
  Total liabilities                                  30,898,000      35,576,000
                                                   ------------    ------------
Minority interest in joint venture                           --         772,000
                                                   ------------    ------------
Commitments and Contingencies

Partners' Equity (Deficit):

General partners                                     (1,147,000)     (1,275,000)
Limited partners (89,980 units outstanding at
  June 30, 1995 and December 31, 1994)               20,512,000      14,218,000


Total partners' equity                               19,365,000      12,943,000
                                                   ------------    ------------
Total liabilities and partners' equity             $ 50,263,000    $ 49,291,000
                           ============    ============



               See notes to consolidated financial statements.

                                   2 of 14



           CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995



Consolidated Statements of Operations (Unaudited)



                                                      For the Six Months Ended
                                                  June 30, 1995    June 30, 1994
Revenues:

  Rental                                           $  6,082,000    $  6,129,000
  Interest income                                        43,000          27,000
  Gain on sale of joint venture property              7,335,000              --
                                                   ------------    ------------
    Total revenues                                   13,460,000       6,156,000
                                                   ------------    ------------

Expenses:

  Operating                                           3,047,000       3,111,000
  Interest                                            1,890,000       2,051,000
  Depreciation                                        1,128,000       1,174,000
  General and administrative                            119,000         290,000
                                                   ------------    ------------
    Total expenses                                    6,184,000       6,626,000
                                                   ------------    ------------
Income (loss) before minority interest in joint
 venture's operations                                 7,276,000        (470,000)

Minority interest in joint venture's operations        (854,000)        (53,000)
                                                   ------------    ------------
Net income (loss)                                  $  6,422,000    $   (523,000)
                           ============    ============
Net income (loss) per limited partnership unit     $         70    $         (6)
                           ============    ============





               See notes to consolidated financial statements.

                                   3 of 14


           CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995





Consolidated Statements of Operations (Unaudited)



                                                    For the Three Months Ended
                                                  June 30, 1995    June 30, 1994
Revenues:

  Rental                                           $  2,789,000    $  3,077,000
  Interest income                                        25,000          13,000
  Gain on sale of joint venture property              7,335,000              --
                                                   ------------    ------------
    Total revenues                                   10,149,000       3,090,000
                                                   ------------    ------------

Expenses:

  Operating                                           1,446,000       1,533,000
  Interest                                              896,000       1,037,000
  Depreciation                                          541,000         587,000
  General and administrative                             59,000         157,000
                                                   ------------    ------------
    Total expenses                                    2,942,000       3,314,000
                                                   ------------    ------------
Income (loss) before minority interest in joint
  venture's operations                                7,207,000        (224,000)

Minority interest in joint venture's operations        (816,000)        (27,000)
                                                   ------------    ------------
Net income (loss)                                  $  6,391,000    $   (251,000)
                           ============    ============
Net income (loss) per limited partnership unit     $         70    $         (3)
                           ============    ============




               See notes to consolidated financial statements.

                                   4 of 14


           CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995



Consolidated Statements of Cash Flows (Unaudited)

                                                     For the Six Months Ended
                                                   June 30, 1995  June 30, 1994
Operating Activities:

Net income (loss)                                  $  6,422,000    $   (523,000)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                       1,405,000       1,425,000
  Minority interest in joint venture's operations       854,000          53,000
  Deferred costs paid                                   (49,000)       (489,000)
  Gain on sale of joint venture property             (7,335,000)             --
Changes in operating assets and liabilities:
 Other assets                                           109,000        (810,000)
 Accrued expenses and other liabilities                (418,000)        (61,000)
                                                   ------------    ------------
Net cash provided by (used in) operating activities     988,000        (405,000)
                                                   ------------    ------------
Investing Activities:

Net proceeds on sale of joint venture property       12,344,000              --
Additions to real estate                               (830,000)       (223,000)
                                                   ------------    ------------
Net cash provided by (used in) investing activities  11,514,000        (223,000)
                                                   ------------    ------------
Financing Activities:

Notes payable proceeds                                       --      14,868,000
Satisfaction of notes payable                        (4,604,000)    (14,200,000)
Notes payable principal payments                       (312,000)       (261,000)
Joint venture partner distributions                  (1,626,000)        (72,000)
                                                  -------------     -----------
Net cash (used in) provided by financing activities  (6,542,000         335,000
                                                   ------------     -----------
Increase (Decrease) in Cash and Cash Equivalents      5,960,000        (293,000)

Cash and Cash Equivalents at Beginning of Period      1,606,000       1,367,000
                                                   ------------     -----------
Cash and Cash Equivalents at End of Period         $  7,566,000    $  1,074,000
                                   ============      ==========
Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period           $  1,727,000    $  1,833,000
                           ============     ===========



               See notes to consolidated financial statements.

                                   5 of 14





           CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995

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

    The results of operations for the six and three months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

2.  Transactions with Related Parties

    (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $72,000 and $97,000 during each of the six month periods ended June 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

    (b) An affiliate of NPI, Inc., is entitled to receive 5% of the annual gross receipts from certain properties it manages. For the six months ended June 30, 1995 and 1994, affiliates of NPI, Inc. received $196,000 and $124,000, respectively. These fees are included in operating expenses.

3.  Disposition of Joint Venture Property

    On April 12, 1995, an affiliate of the Partnership's joint venture partner in Plumtree Apartments acquired, pursuant to a right of first refusal, Plumtree Apartments for $12,500,000. After repayment of existing loans of $4,604,000, a prepayment premium of $42,000 and closing expenses of $114,000, net proceeds received by the joint venture were $7,740,000. The Partnership retained $6,219,000 of the $7,740,000 proceeds in accordance with the joint venture agreement. For financial statement purposes, the sale resulted in a gain of $7,335,000.

4.  Mortgage Payable

    On June 15, 1994, the Partnership obtained a new first mortgage encumbering the Lakeside Place Apartments in the amount of $14,868,000. The loan requires monthly payments of $126,000 at 9.60% interest and is being amortized over 30 years. The loan matures on July 1, 2001 with a balloon payment of $14,043,000. As specified in the loan agreement, the Partnership was required to establish a reserve account to be used for the completion of certain renovations. The Partnership incurred closing costs and fees of $393,000 in connection with this refinancing.








                               6 of 14


       CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Legal Proceedings

    On May 19, 1995 final approval was given by the Court to a settlement agreement relating to the tender offer litigation. As required by the terms of the settlement agreement, DeForest Ventures I L.P. ("DeForest") commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership in the Partnership. Pursuant to the Second Tender Offer, DeForest acquired an additional 819 limited partnership units of the Partnership.

6.  Subsequent Event

    On July 26, 1995, the Partnership distributed $6,299,000 ($70 per unit) to the limited partners from the proceeds of the sale of the Partnership's joint venture property, Plumtree Apartments.



                               7 of 14



             CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources


Registrant's real estate properties consist of three commercial buildings and three residential apartment complexes. The properties are located in Texas, California, Georgia and Oregon. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential properties and with remaining lease terms currently ranging up to sixteen years for the commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of August 1, 1995, eleven of the seventeen properties originally purchased by Registrant were sold or otherwise disposed. Registrant anticipates marketing selected properties for sale during 1995.

Registrant's Lakeside Place Apartments, Farmer's Lane Plaza and Northbank Office Complex properties generated positive cash flow during the six months ended June 30, 1995. Registrant's Preston Creek Apartments and Phoenix Business Park experienced negative cash flow due to large fixed asset additions in connection with renovation projects.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital tenant improvements to properties, primarily at Preston Creek Apartments and Phoenix Business Park, and provide resources for potential refinancing of properties with balloon payments (with maturity dates beginning in September 1995), cash distributions from operations remained suspended for the second quarter of 1995 and will remain suspended until additional properties are sold. On July 26, 1995, Registrant distributed $6,299,000 ($70 per unit) to the Limited Partners from the proceeds of the sale of Registrant's joint venture property, Plumtree Apartments. Upon the sale of additional properties, it is anticipated that all or a portion of the sales proceeds will be distributed.

The level of liquidity based upon cash and cash equivalents experienced a $5,960,000 increase at June 30, 1995, as compared to December 31, 1994. Registrant's $11,514,000 of net cash from investing activities and $988,000 of net cash from operating activities were partially offset by $6,542,000 of net cash used in financing activities. Cash from investing activities consisted of $12,344,000 of proceeds from the sale of Registrant's joint venture property, Plumtree Apartments (see Item 1, Note 3), which was slightly offset by improvements to real estate, primarily at Registrant's Lakeside Place, Preston Creek and Phoenix Business Park properties. Cash used in financing activities consisted of the satisfaction of the $4,604,000 mortgage encumbering Plumtree Apartments, $312,000 of notes payable principal payments and $1,626,000 of joint venture partner distributions. Registrant is continuing the major renovation projects at Preston Creek Apartments and Phoenix Business Park to enhance the properties value. It is expected that approximately $500,000 will be expended. The cash required to complete these renovations is being provided by working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.





                                   8 of 14


           CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments (excluding balloon payments) during the remainder of 1995 and the foreseeable future.

Registrant has a balloon payment of $2,082,000 on Northbank Complex due in September 1995. Registrant is currently reviewing offers for this property. If this property is not sold, Registrant believes that based on the operations of this property, refinancing can be secured in an amount adequate to replace the maturing debt. Although management is confident that the loan can be replaced, if the loan is not refinanced or extended and the property is not sold, Registrant could lose this property through foreclosure. In that case, Registrant would record a loss for financial statement purposes of approximately $1,400,000.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 819 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 39.3% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant (see Part II, Item 1, Litigation). Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Based on present plans, management does not anticipate the need to borrow in the near future.

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






                                   9 of 14


           CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Real Estate Market

The national real estate market suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit.
These factors caused a decline in market property values and served to reduce market rental rates and/or sales prices. Compounding these difficulties for residential properties have been relatively low interest rates, which encourage existing and potential residential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, management anticipates that increases in revenue will generally exceed increases in expenses during the remainder of 1995. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, and the improved economy have created a more favorable market for Registrant's properties.

Results of Operations

Six Months Ended June 30, 1995 vs. June 30, 1994

Operating results, before minority interest in joint venture's operations, improved by $7,746,000 for the six months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $7,304,000 and a decrease in expenses of $442,000. Operating results improved primarily due to the $7,335,000 gain on sale of Registrant's joint venture property, Plumtree Apartments. With respect to the remaining properties, operating results improved by $574,000 for the six months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $385,000 and a decrease in expenses of $189,000.

With respect to the remaining properties, rental revenues increased by $369,000, primarily due to increases in rental rates at all of Registrant's properties. Occupancy increased at Summerhill Apartments and Phoenix Business Park, decreased at Lakeside Place Apartments, and remained relatively constant at all of the remaining properties. In addition, interest income increased by

$16,000 primarily due to the investment of proceeds from the sale of Registrant's joint venture property, Plumtree Apartments.

With respect to the remaining properties, expenses decreased due to a decrease in interest expense of $64,000, which was partially offset by an increase in operating expenses of $46,000. Interest expense decreased due to the modification obtained in September 1994 on the mortgage encumbering Registrant's Phoenix Business Park property and due to the 2% of additional interest paid on the mortgage encumbering Registrant's Lakeside Place property in the prior year comparative period. Operating expenses increased due to an increase in general repair and maintenance, primarily at Registrant's Preston Creek and Summerhill Apartments. Depreciation expense remained constant. In addition, general and administrative expenses decreased by $171,000 due to a reduction in asset management costs.

Three Months Ended June 30, 1995 vs. June 30, 1994

Operating results, before minority interest in joint venture's operations, improved by $7,431,000 for the three months ended June 30, 1995, as compared to 1994, due to an increase in revenue of $7,059,000 and a decrease in expenses of $372,000. Operating results improved primarily due to the

                               10 of 14



       CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Three Months Ended June 30, 1995 vs. June 30, 1994 (Continued)

$7,335,000 gain on sale of Registrant's joint venture property, Plumtree Apartments. With respect to the remaining properties, operating results improved by $276,000 for the three months ended June 30, 1995, as compared to 1994, due to an increase in revenues of $177,000 and a decrease in expenses of $99,000.

With respect to the remaining properties, rental revenues increased by $165,000, primarily due to increases in rental rates at all of Registrant's properties. Occupancy increased at Summerhill Apartments and Phoenix Business Park, decreased at Lakeside Place Apartments, and remained relatively constant at all of the remaining properties. In addition, interest income increased by $12,000 primarily due to the investment of proceeds from the sale of the joint venture property, Plumtree Apartments.

With respect to the remaining properties, expenses decreased due to a decrease in interest expense of $49,000, which was offset by an increase in operating expenses of $48,000. Interest expense decreased due to the modification obtained in September 1994 on the mortgage encumbering Registrant's Phoenix Business Park property and due to the 2% of additional interest paid on the mortgage encumbering Lakeside Place property in the prior year comparative period. Operating expenses increased due to an increase in general repair and maintenance, primarily at Registrant's Preston Creek and Summerhill Apartments. Depreciation expense remained constant. In addition, general and administrative expenses decreased by $98,000 due to a reduction in asset management costs.

Properties

A description of the properties in which Registrant had an ownership interest during the period covered by this Report, along with occupancy data, follows:

                         CENTURY PROPERTIES FUND XV
                              OCCUPANCY SUMMARY

                                                                 Average
                                                           Occupancy Rate (%)
                                                        ------------------------
                                                        Six Months  Three Months
                                                           Ended        Ended
                                             Date of      June 30,     June 30,
Name and Location          Size   Type       Purchase   1995   1994  1995   1994
- -----------------          ----   ----       --------   ----   ----  ----   ----
Lakeside Place Apartments  734    Apartment    12/80     95     97    95     97
Houston, Texas            units   Building

Plumtree Apartments (1)    336    Apartment    03/81     --     97    --     97
Midvale, Utah             units   Building

Summerhill Apartments      240    Apartment    08/81     96     89    96     86
Dallas, Texas             units   Building

Preston Creek Apartments   228    Apartment    08/81     96     97    97     97
Dallas, Texas             units   Building


                                   11 of 14


           CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties (Continued)

                      CENTURY PROPERTIES FUND XV
                           OCCUPANCY SUMMARY

                                                              Average
                                                         Occupancy Rate (%)
                                                    ---------------------------
                                                    Six Months     Three Months

                                                    Ended           Ended
                                          Date of    June 30,        June 30,
Name and Location         Size    Type    Purchase  1995  1994     1995   1994
- ------------------       ------  -------  --------  ----  ----     ----   ----

Farmer's Lane Plaza      94,000  Shopping   09/81    96     97      96      97
Santa Rosa, California   sq.ft.   Center

Northbank Office Complex 56,000   Office    12/81    94     94      94      94
Eugene, Oregon           sq.ft.  Building &
                                 Restaurant

Phoenix Business Park   111,000  Business   05/82    85     82      86      80
Atlanta, Georgia         sq.ft.    Park



(1) On April 12, 1995, Registrant sold its joint venture property, Plumtree Apartments, to an affiliate of its joint venture partner.



                                  12 of 14

           CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995


                         PART II - OTHER INFORMATION

Item 1.  Litigation

      Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et al., Superior Court of the State of California, San Mateo County, Case No. 390018.

      Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., et. al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-2983-JEC.

      Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, State of Illinois, Case No. 94CH0100592.

      James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No. 1-94-CV-3351-JEC.

      On May 19, 1995, the Court gave final approval to the settlement agreement entered into, in March 1995, by the plaintiffs and the defendants in the above actions. Pursuant to the Court's order, all claims made by the plaintiffs were dismissed with prejudice subject to the defendants compliance with the settlement agreement. As required by the settlement agreement, DeForest Ventures I L.P. ("DeForest") and DeForest Ventures II L.P. commenced a tender offer for units of limited partnership interest in Registrant as well as 18 other affiliated partnerships on June 2, 1995 and implemented the other provisions of the settlement agreement. See Part I, Item 2, "Management's Discussion and Analysis of Financial Condition."

Item 6.  Exhibits and Reports on Form 8-K

      (a) Reports on Form 8-K:

          On April 26, 1995, a Current Report on Form 8-K was filed with the Securities and Exchange Commission to disclose the sale of Plumtree Apartments.


                               13 of 14


        CENTURY PROPERTIES FUND XV - FORM 10-Q - JUNE 30, 1995


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


                              CENTURY PROPERTIES FUND XV

                              By: FOX CAPITAL MANAGEMENT CORPORATION,
                                  A General Partner



                              /S/ ARTHUR N. QUELER

                              Secretary/Treasurer and Director
                              (Principal Financial Officer)



                                  14 of 14