Form 10-Q
period 1995-09-30
CENTURY PROPERTIES FUND XV
filed 1995-11-13
CIK 314690

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September 30, 1995

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________to ____________

                        Commission file number   0-9680

                          Century Properties Fund XV
            (Exact name of Registrant as specified in its charter)

         California                                        94-2625577
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)


         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia  30328
          (Address of principal executive office)              (Zip Code)

       Registrant's telephone number, including area code (770) 916-9090

                                      N/A
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X       No_____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes _____       No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.


                                    1 of 15

          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

Consolidated Balance Sheets

                                                 September 30,   December 31,
                                                     1995           1994

Assets

Cash and cash equivalents                        $   1,148,000   $   1,606,000
Other assets                                         1,471,000       1,378,000

Real Estate:

   Real estate                                      67,235,000      74,737,000
   Accumulated depreciation                        (26,694,000)    (29,112,000)
                                                 -------------   -------------
Real estate, net                                    40,541,000      45,625,000

Deferred costs, net                                    641,000         682,000
                                                 -------------   -------------
   Total assets                                  $  43,801,000   $  49,291,000
                                                 =============   =============

Liabilities and Partners' Equity

Notes payable                                    $  29,904,000   $  34,229,000
Accrued expenses and other liabilities               1,095,000       1,347,000
                                                 -------------   -------------
   Total liabilities                                30,999,000      35,576,000
                                                 -------------   -------------
Minority interest in joint venture                        -            772,000
                                                 -------------   -------------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partners                                   (1,277,000)     (1,275,000)
 Limited partners (89,980 units outstanding at
    September 30, 1995 and December 31, 1994)       14,079,000      14,218,000
                                                 -------------   -------------
   Total partners' equity                           12,802,000      12,943,000
                                                 -------------   -------------
   Total liabilities and partners' equity        $  43,801,000   $  49,291,000
                                                 =============   =============

                See notes to consolidated financial statements.

                                    2 of 15

          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995



Consolidated Statements of Operations



                                                 For the Nine Months Ended
                                                 September 30,   September 30,
                                                    1995            1994

Revenues:

   Rental                                        $   8,797,000   $   9,262,000
   Interest income                                     106,000          47,000
   Gain on sale of joint venture property            7,335,000            -
                                                 -------------   -------------
     Total revenues                                 16,238,000       9,309,000
                                                 -------------   -------------

Expenses:

   Operating                                         4,524,000       5,009,000
   Interest                                          2,754,000       3,034,000
   Depreciation                                      1,646,000       1,760,000
   General and administrative                          174,000         359,000
                                                 -------------   -------------
     Total expenses                                  9,098,000      10,162,000
                                                 =============   =============
Income (loss) before minority interest in
 joint venture's operations                          7,140,000        (853,000)

Minority interest in joint venture's operations       (854,000)        (79,000)
                                                 -------------   -------------
Net income (loss)                                $   6,286,000   $    (932,000)
                                                 =============   =============
Net income (loss) per limited partnership unit   $       68.46   $      (10.15)
                                                 =============   =============
Cash distributions per limited partnership unit  $       70.00   $         -
                                                 =============   =============


                See notes to consolidated financial statements.

                                    3 of 15


          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Operations



                                                  For the Three Months Ended
                                                 September 30,    September 30,
                                                     1995             1994

Revenues:

   Rental                                        $   2,715,000   $   3,133,000
   Interest income                                      63,000          20,000
                                                 -------------   -------------
     Total revenues                                  2,778,000       3,153,000
                                                 =============   =============

Expenses:

   Operating                                         1,477,000       1,898,000
   Interest                                            864,000         983,000
   Depreciation                                        518,000         586,000
   General and administrative                           55,000          69,000
                                                 -------------   -------------
     Total expenses                                  2,914,000       3,536,000
                                                 -------------   -------------
Loss before minority interest in joint venture's
   operations                                         (136,000)       (383,000)

Minority interest in joint venture's operations           -            (26,000)
                                                 -------------   -------------
Net loss                                         $    (136,000)  $    (409,000)
                                                 =============   =============
Net loss per limited partnership unit            $       (1.48)  $       (4.45)
                                                 =============   =============
Cash distributions per limited partnership unit  $       70.00   $         -
                                                 =============   =============

                See notes to consolidated financial statements.

                                    4 of 15

          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995


Consolidated Statements of Cash Flows

                                                    For the Nine Months Ended
                                                   September 30,   September 30,
                                                      1995            1994
Operating Activities:

Net income (loss)                                $   6,286,000   $    (932,000)
Adjustments to reconcile net income (loss)
  to net cash provided by operating activities:
   Depreciation and amortization                     2,043,000       2,124,000
   Minority interest in joint venture's operations     854,000          79,000
   Deferred costs paid                                (110,000)       (501,000)
   Gain on sale of joint venture property           (7,335,000)           -
Changes in operating assets and liabilities:
   Other assets                                        (93,000)       (546,000)
   Accrued expenses and other liabilities             (252,000)        289,000
                                                 -------------   -------------
Net cash provided by operating activities            1,393,000         513,000
                                                 -------------   -------------
Investing Activities:

Net proceeds on sale of joint venture property      12,344,000             -
Additions to real estate                            (1,082,000)       (448,000)
                                                 -------------   -------------
Net cash provided by (used in) investing
  activities                                        11,262,000        (448,000)
                                                 -------------   -------------
Financing Activities:

Note payable proceeds                                     -         14,868,000
Satisfaction of note payable                        (4,604,000)    (14,200,000)
Notes payable principal payments                      (456,000)       (407,000)
Joint venture partner distributions                 (1,626,000)       (109,000)
Cash distributions to partners                      (6,427,000)           -
                                                 -------------   -------------
Net cash (used in) provided by  financing
  activities                                       (13,113,000)        152,000
                                                 -------------   -------------
(Decrease) increase in Cash and Cash Equivalents      (458,000)        217,000


Cash and Cash Equivalents at Beginning of Period     1,606,000       1,367,000
                                                 -------------   -------------
Cash and Cash Equivalents at End of Period       $   1,148,000   $   1,584,000
                                                 =============   =============
Supplemental disclosure of cash flow information:
   Interest paid in cash during the period       $   2,487,000   $   2,606,000
                                                 =============   =============

                See notes to consolidated financial statements.

                                    5 of 15


          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995

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

       The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

       On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Realty Investors and Fox Capital Management Corporation, the general partners of the Partnership, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions (including governmental and third party consents and other conditions) and is scheduled to close in January 1996.

2.     Transactions with Related Parties

       (a) An affiliate of NPI, Inc. received reimbursement of administrative expenses amounting to $108,000 and $131,000 during the nine months ended September 30, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

       (b) An affiliate of NPI, Inc., is entitled to receive 5% of the annual gross receipts from certain properties it manages. For the nine months ended September 30, 1995 and 1994, affiliates of NPI, Inc. received $298,000 and $219,000, respectively. These fees are included in operating expenses.

       (c) During the nine months ended September 30, 1995, an affiliate of NPI, Inc. was paid $5,000 relating to a successful real estate tax appeal on the Partnership's Farmer's Lane Plaza property.


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


                                    6 of 15

          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     Mortgage Payable

       a) The mortgage encumbering the Partnership's Northbank Complex, with an outstanding balance of $2,082,000 was due September 1, 1995 and is in technical default. The Partnership has obtained a commitment for replacement financing in the amount of $2,443,000. The loan will bear interest at 3% above the weekly average yield on U.S. Treasury Securities, requires monthly payments commencing at approximately $19,000 and will be amortized over 25 years. The Partnership expects to close on the loan in November 1995.

       b) On June 15, 1994, the Partnership obtained a new first mortgage encumbering the Lakeside Place Apartments in the amount of $14,868,000. The loan requires monthly payments of $126,000 at 9.60% interest and is being amortized over 30 years. The loan matures on July 1, 2001 with a balloon payment of $14,043,000. As specified in the loan agreement, the Partnership was required to establish a reserve account to be used for the completion of certain renovations. The Partnership incurred closing costs and fees of $393,000 in connection with this refinancing.

5.     Distributions

       On July 26, 1995, the Partnership distributed $6,299,000 ($70 per unit) to the limited partners and $128,000 to the general partners from the proceeds of the sale of the Partnership's joint venture property, Plumtree Apartments.

6.     Subsequent Event

       In October 1995, the Partnership contracted to sell its Northbank Plaza to unaffiliated third party for $4,605,000. If the sale is consummated, for financial statement purposes, the Partnership would not recognize a loss.


                                    7 of 15


          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


This item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's real estate properties consist of three commercial buildings and three residential apartment complexes. The properties are located in Texas, California, Georgia and Oregon. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential properties and with remaining lease terms currently ranging up to sixteen years for the commercial properties. Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of November 1, 1995, eleven of the seventeen properties originally purchased by Registrant were sold or otherwise disposed. Plumtree Apartments was sold in April 1995. In October 1995, the Partnership contracted to sell its Northbank Plaza to unaffiliated third party for $4,605,000. If the sale is consummated, for financial statement purposes, the Partnership would not recognize a loss. Registrant is currently marketing selected properties for sale.

Registrant's Lakeside Place Apartments, Farmer's Lane Plaza and Northbank Office Complex properties generated positive cash flow during the nine months ended September 30, 1995. Registrant's Preston Creek Apartments and Phoenix Business Park experienced negative cash flow due to substantial improvements in connection with renovation projects.

Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital tenant improvements to properties, primarily at Preston Creek Apartments and Phoenix Business Park, and provide resources for potential refinancing of properties with balloon payments (with maturity dates beginning in February 1996), cash distributions from operations remained suspended for the third quarter of 1995 and will remain suspended until additional properties are sold. On July 26, 1995, Registrant distributed $6,299,000 ($70 per unit) to the limited partners and $128,000 to the general partners from the proceeds of the sale of Registrant's joint venture property, Plumtree Apartments. Upon the sale of additional properties, it is anticipated that all or a portion of the sales proceeds will be distributed.

The level of liquidity based upon cash and cash equivalents experienced a $458,000 decrease at September 30, 1995, as compared to December 31, 1994. Registrant's $1,393,000 of net cash from operating activities and $11,262,000 of net cash provided by investing activities, was more than offset by $13,113,000 of net cash used in financing activities. Cash provided by operating activities increased due to improved operations. Cash used in financing activities consisted of the satisfaction of the $4,604,000 mortgage encumbering Plumtree Apartments, $6,427,000 of partner distributions, $456,000 of notes payable principal payments and $1,626,000 of joint venture partner distributions. Cash from investing activities consisted of $12,344,000 of proceeds from the sale of Registrant's joint venture property, Plumtree Apartments (see Item 1, Note 3), which was partially offset by improvements to real estate, primarily at Registrant's Lakeside Place, Preston Creek and Phoenix Business Park properties.


                                    8 of 15


          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

Registrant is continuing the major renovation projects at Preston Creek Apartments and Phoenix Business Park to enhance the properties value. It is expected that approximately $750,000 will be expended. The cash required to complete these renovations is being provided by working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

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

The mortgage encumbering Registrant's Northbank Complex, with an outstanding balance of $2,082,000 was due September 1, 1995, and is in technical default. Registrant has obtained a commitment for replacement financing in the amount of $2,443,000. Registrant expects to close on the loan in November 1995 (see Item 1, Note 4(a)).

In October 1995, the Partnership contracted to sell its Northbank Plaza to unaffiliated third party for $4,605,000. If the sale is consummated, for financial statement purposes, the Partnership would not recognize a loss.

As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 819 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 39.3% of the total number of outstanding units of Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is Registrant's only unused source of liquidity.

On August 17, 1995, Insignia Financial Group, Inc. and certain of its affiliates (collectively, "Insignia") entered into agreements pursuant to which (i) the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc., (ii) DeForest agreed to sell its units of Registrant to Insignia and (iii) Insignia would acquire all of the interests in NPI-AP Management, L.P., the property manager at Registrant's residential properties. The consummation of these transactions is subject to the satisfaction of certain conditions (including, third


                                    9 of 15


          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Liquidity and Capital Resources (Continued)

party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity.

Insignia is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. According to Commercial Property News and the National Multi-Housing Council, since 1992 Insignia has been the largest property manager in the United States. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operation.

At this time, it appears that the investment objective of capital growth will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties will be held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain refinancing or debt modification as required.

Real Estate Market

The national real estate market suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. These factors caused a decline in market property values and served to reduce market rental rates and/or sales prices. Compounding these difficulties for residential properties have been relatively low interest rates, which encourage existing and potential residential tenants to purchase homes. In addition, there has been a significant decline nationally in new household formation. Despite the above, management anticipates that increases in revenue will generally exceed increases in expenses during the next twelve months. Furthermore, management believes that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, and the improved economy have created a more favorable market for Registrant's properties.

Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results, before minority interest in joint venture's operations, improved by $7,993,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $6,929,000 and a decrease in expenses of $1,064,000. Operating results improved primarily due to the $7,335,000 gain on sale of Registrant's joint venture property, Plumtree Apartments. With respect to the remaining properties, operating results improved by $942,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $533,000 and a decrease in expenses of $409,000.

                                   10 of 15


          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.



Nine Months Ended September 30, 1995 vs. September 30, 1994 (Continued)

With respect to the remaining properties, rental revenues increased by $474,000, primarily due to increases in rental rates at all of Registrant's properties. Occupancy increased at Summerhill Apartments and Phoenix Business Park, decreased at Lakeside Place Apartments, and remained relatively constant at all of the remaining properties. In addition, interest income increased by $59,000 primarily due to the investment of proceeds from the sale of Registrant's joint venture property, Plumtree Apartments.

With respect to the remaining properties, expenses decreased due to decreases in operating expense of $151,000 and interest expenses of $73,000. Operating expenses decreased due to an overaccrual of real estate taxes in the three month period ended September 30, 1994. Interest expense decreased due to the modification obtained in September 1994 on the mortgage encumbering Registrant's Phoenix Business Park property and additional interest paid on the mortgage encumbering Registrant's Lakeside Place property in the prior year comparative period. Depreciation expense remained constant. In addition, general and administrative expenses decreased by $185,000 due to a reduction in asset management costs effective July 1, 1994.

Three Months Ended September 30, 1994 vs. September 30, 1993

Operating results, before minority interest in joint venture's operations, improved by $247,000 for the three months ended September 30, 1995, as compared to 1994, due to decreases in revenues of $375,000 and expenses of $622,000. Operating results improved due to improved operations and the sale of Plumtree Apartments in April 1995.

With respect to the remaining properties, rental revenues increased by $105,000, primarily due to increases in rental rates at all of Registrant's properties. Occupancy increased at Summerhill Apartments, Phoenix Business Park and the Northbank Complex, decreased at Lakeside Place and Preston Creek Apartment and remained relatively constant at Farmer's Lane Plaza.
In addition, interest income increased by $43,000 primarily due to the investment of proceeds from the sale of the joint venture property, Plumtree Apartments.

With respect to the remaining properties, expenses decreased due to decreases in operating expenses of $197,000 and interest expenses of $9,000. Operating expenses decreased primarily due to an overaccrual of real estate taxes in the prior year comparative period. Interest expense decreased primarily due to the modification obtained in September 1994 on the mortgage encumbering Registrant's Phoenix Business Park property. Depreciation expense remained constant. In addition, general and administrative expenses decreased by $14,000 due to higher legal fees in the prior year comparative period.


                                   11 of 15



          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, along with occupancy data, follows:


                          CENTURY PROPERTIES FUND XV

                               OCCUPANCY SUMMARY

                                                             Average
                                                         Occupancy Rate (%)
                                                   ----------------------------
                                                   Nine months   Three Months
                                                      Ended           Ended
                                           Date of  September 30, September 30,
Name and Location           Size    Type   Purchase  1995   1994   1995   1994
-----------------           ----    ----   --------  ----   ----   ----   ----
Lakeside Place Apartments    734 Apartment  12/80     95     97     95     97
Houston, Texas             units  Building

Plumtree Apartments (1)      336 Apartment  03/81      -     97      -     97
Midvale, Utah              units  Building

Summerhill Apartments        240 Apartment  08/81     96     89     96     89
Dallas, Texas              units  Building

Preston Creek Apartments     228 Apartment  08/81     97     98     97     99
Dallas, Texas              units  Building

Farmer's Lane Plaza       94,000  Shopping  09/81     97     97     98     97
Santa Rosa, California    sq.ft.    Center

Northbank Complex         56,000   Office   12/81     95     94     98     94
Eugene, Oregon            sq.ft. Building &
                                 Restaurant

Phoenix Business Park    111,000  Business  05/82     85     80     85     76
Atlanta, Georgia          sq.ft.    Park



 (1) On April 12, 1995, Registrant sold its joint venture property, Plumtree Apartments, to an affiliate of its joint venture partner.



                                   12 of 15



          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

        (a)Exhibits

            2. NPI, Inc. Stock Purchase Agreement dated as of August 17,
               1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

        (b)    Report on Form 8-K

            On August 24, 1995, Registrant filed a Current Report on Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                   13 of 15


          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995


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


                              CENTURY PROPERTIES FUND XV

                               By: FOX CAPITAL MANAGEMENT CORPORATION,
                                   A General Partner



                               /S/ ARTHUR N. QUELER

                               Secretary/Treasurer and Director
                               (Principal Financial Officer)




                                   14 of 15


          CENTURY PROPERTIES FUND XV - FORM 10-Q - SEPTEMBER 30, 1995


                                 EXHIBIT INDEX


Exhibit                                                   Page No.

2.   NPI, Inc. Stock Purchase Agreement                       *
     dated August 17, 1995



* Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.



                                   15 of 15