Form 10-K405
period 1995-12-31
CENTURY PROPERTIES FUND XV
filed 1996-03-29
CIK 314690

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _________

           Commission file number 0-9680

                          CENTURY PROPERTIES FUND XV
            (Exact name of Registrant as specified in its charter)

            CALIFORNIA                                  94-2625577
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

   One Insignia Plaza, P.O. Box 1089
   Greenville, South Carolina                     29602
 (Address of principal executive offices)       (Zip Code)

    Registrant's telephone number, including area code:     (864) 239-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                           Limited Partnership Units

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     No market for the Limited Partnership Units exists and therefore a market value for such Units cannot readily be determined.

                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:
     Prospectus of Registrant dated May 1, 1980, as revised May 29, 1980, and thereafter supplemented incorporated in Parts I and IV.

                          CENTURY PROPERTIES FUND XV
                            (A limited partnership)
                                    PART I

Item 1. Business.

     Century Properties Fund XV (the "Registrant") was organized in December 1979 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. Fox Capital Management Corporation (the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Registrant.

     The Registrant's Registration Statement, filed pursuant to the Securities Act of l933 (No. 2-66459), was declared effective by the Securities and Exchange Commission on May 1, 1980. The Registrant marketed its securities pursuant to its Prospectus dated May 1, 1980, as revised May 29, 1980, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933.

     The principal business of the Registrant is and has been to acquire, hold for investment and ultimately sell income-producing real property. The Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of the business of the Registrant see the sections entitled "Risk Factors" and "Investment Objectives and Policies" of the Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933.

     Beginning in July 1980 through April 1981 the Registrant offered $90,000,000 and sold $89,980,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase seventeen income-producing real properties, or interests therein. The Registrant's original property portfolio was geographically diversified with properties located in eight states.
Two of these properties are or were owned by joint ventures in which the Registrant has or had interests of 80 percent and 90 percent. In June 1986 the Registrant purchased the joint venture partner's ten percent interest in one of these properties. The Registrant's acquisition activities were completed in June 1982 and since then the principal activity of the Registrant has been managing its portfolio. In the period from 1986 through January 1992, six office buildings, three apartment buildings and one shopping center were sold or otherwise disposed of. The Registrant sold two of its properties in 1995 and an additional property in the first quarter of 1996. See "Property Matters" and "Subsequent Events". See "Item 2, Properties" below for a description of the Registrant's properties.

     The Registrant is involved in only one industry segment, as described above. The business of the Registrant is not seasonal. The Registrant does not engage in any foreign operations or derive revenues from foreign sources.

     Both the income and the expenses of operating the properties owned by the Registrant are subject to factors outside of the Registrant's control, such as oversupply of similar rental facilities resulting from overbuilding, increases in unemployment or population shifts, changes in zoning laws or changes in patterns of needs of the users. Expenses, such as local real estate taxes and management expenses, are subject to change and cannot always be reflected in rental increases due to market conditions or existing leases. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing intere st rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such properties. Even under the most favorable market conditions there is no guarantee that any property owned by the Registrant can be sold or, if sold, that such sale can be made upon favorable terms.

     It is possible that legislation on the state or local level may be enacted in the states where the Registrant's properties are located which may include some form of rent control. There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Managing General Partner is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties still owned by the Registrant.

     The Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site.

     The Registrant maintains property and liability insurance on its properties and believes such coverage to be adequate.

     At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all their invested capital. The extent to which invested capital is returned to investors is dependent upon the success of the Registrant's strategy as set forth in "Item 7" as well as upon significant improvement in the performance of the Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.

Property Matters

     Farmers Lane - On December 29, 1995, the Registrant sold its Farmers Lane property located in Santa Rosa, California to an unaffiliated third party. The purchase price for the properties was $8,750,000. Net proceeds to the Registrant after payment of closing costs and existing debt were approximately $3,429,000. The sale resulted in a gain of $3,995,000.

     Plumtree - On April 12, 1995, the Registrant's Joint Venture Partner, the Prowswood Corporation, elected to exercise its option pursuant to the Joint Venture Agreement to acquire Plumtree Apartments. The Registrant held an 80% interest in the joint venture. The purchase price for the property was

$12,500,000. Net proceeds to the Registrant after payment of closing costs, existing debt and payment to the Registrant's joint venture partner of its pro rata interest in the proceeds were $6,229,000. The sale resulted in a gain of $7,335,000.

     Lakeside Place Apartments - On June 15, 1994, the Registrant obtained a new first mortgage encumbering the Lakeside Place Apartments in the amount of $14,868,000. The new loan requires monthly principal and interest payments of approximately $126,000, bears interest at 9.60% per annum, is being amortized over 30 years and matures on July 1, 2001. As required by the lender, the Registrant established a repair reserve in the amount of $212,000 to ensure payment of all expenses incurred in connection with the completion of certain required renovations. In addition, the Registrant was required to establish a replacement reserve in the amount of $110,000 and is required to make monthly payments of $9,000 to this reserve. In connection with this loan, the lender required that the property be placed in a single-asset entity. Accordingly, the Registrant transferred ownership of this property to Century Lakeside Place, L.P., a wholly-owned subsidiary of the Registrant. See "Item 8, Consolidated Financial Statements and Supplementary Data - Note 5."

     Phoenix Business Park - On September 10, 1994, the Registrant modified the existing mortgage encumbering Phoenix Business Park. As modified, the mortgage requires monthly payments in the amount of approximately $27,000, bears interest at 8.625% per annum and is being amortized over 16 years. In connection with the modification, the maturity date of the loan was extended to September 10, 1999. the Registrant was required to establish a repair reserve into which the Registrant is required to deposit $8,000 per month. See "Item 8, Consolidated Financial Statements and Supplementary Data - Note 5."

Subsequent Event

     Northbank - On February 1, 1996, the Registrant sold its Northbank Complex property located in Eugene, Oregon to an unaffiliated third party. The purchase price for the property was $4,605,000. The sale resulted in a gain of approximately $750,000. Net proceeds to the Registrant after payment of closing costs and existing debt were approximately $1,900,000.

Employees

     Services are performed for the Registrant at its apartment complexes (other than Plumtree Apartments) by on-site personnel all of whom are employees of NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner, which directly manages the Registrant's apartment complexes (other than Plumtree Apartments). All payroll and associated expenses of such on-site personnel are fully reimbursed by the Registrant to NPI-AP. Pursuant to a management agreement, NPI-AP provides certain property management services to the Registrant in addition to providing on-site management. With respect to the Registrant's commercial properties, management is performed by unaffiliated third party management companies pursuant to management agreements with such third parties. The Registrant's joint venture partner at Plumtree Apartments provided management services at Plumtree Apartments until it was sold.

Change in Control


     From March 1988 through December 1993, the Registrant's affairs were managed by Metric Management, Inc. ("MMI") or a predecessor. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing real estate advisory and asset management services to the Regi strant. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

     On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc.
("NPI Equity II") pursuant to which NPI Equity II was granted the right to vote 100% of the outstanding stock of the Managing General Partner. In addition, NPI Equity II became the managing partner of FRI. As a result, NPI Equity II indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI. The individuals who had served previously as partners of FRI and as officers and directors of the Managing General Partner contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. The shareholders of the Managing General Partner and the prior partners of FRI, in their capacity as limited partners of PRA, continue to hold indirectly certain economic interests in the Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Registrant and such other partnerships.

     On August 10, 1994, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") obtained general and limited partnership interests in NPI-AP.

     On October 12, 1994, Apollo acquired one-third of the stock of National Property Investors, Inc. ("NPI"), the parent corporation of NPI Equity II. Pursuant to the terms of the stock acquisition, Apollo was entitled to designate three of the seven directors of the Managing General Partner and NPI Equity II. In addition, the approval of certain major actions on behalf of the Registrant required the affirmative vote of at least five directors of the Managing General Partner.

     On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. NPI is the sole shareholder of NPI Equity II, the general partner of FRI, and the entity which controls the Managing General Partner. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

     Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and an affiliate of Insignia caused new officers and directors of each of those entities to be elected. See "Item 10, Directors and Executive Officers of the Registrant."

The Tender Offer

     On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is a limited partner of DeForest I which was formed for the purpose of making tender offers for limited partnership units in the Registrant as well as eleven affiliated limited partnerships.

     On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Registrant to Riverside Drive L.L.C. ("Riverside"), an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Riverside with the Securities and Exchange Commission, Riverside acquired 35,473.17 limited partnership units or approximately 39.4% of the total limited partnership units of the Registrant. (See "Item 12, Security Ownership of Certain Beneficial Owners and Management.")

Competition

     The Registrant is affected by and subject to the general competitive conditions of the residential, office and commercial real estate industries. Many of the Registrant's properties which are or were located in oil industry dependent and other weakened markets have been adversely affected by unfavorable economic conditions in these markets. In addition, each of the Registrant's properties competes in an area which normally contains numerous other real properties which may be considered competitive.

Item 2.  Properties.

     A description of the properties in which the Registrant has an ownership interest is as follows. Except as indicated, all of the Registrant's remaining properties are owned in fee.

                            Date of
Name and Location           Purchase           Type               Size
-----------------           --------           ----               ----

Lakeside Place Apartments     12/80      Apartment Building     734 units
  201 Wilcrest Drive
  Houston, Texas

Summerhill Apartments         08/81      Apartment Building     240 units
  10010 Whitehurst Drive
  Dallas, Texas

Preston Creek Apartments      08/81     Apartment Building     228 units
  5902 Preston Oaks Road
  Dallas, Texas

Phoenix Business Park         05/82     Business Park          111,000 sq. ft.
  2700 N.E. Expressway
  Atlanta, Georgia
_______________
     See, "Item 8, Consolidated Financial Statements and Supplementary Data" for information regarding any encumbrances to which the properties of the Registrant are subject.

     The following chart sets forth the occupancy rate at December 31, 1995, 1994, 1993, 1992 and 1991 for the Registrant's remaining properties:

                               OCCUPANCY SUMMARY

                                             Average
                                        Occupancy Rate(%)
                                       for the Year Ended
                                           December 31,
                                ---------------------------------
                                1995    1994   1993   1992   1991
                                ----    ----   ----   ----   ----
Lakeside Place Apartments        94      96     90     89     92
Summerhill Apartments            96      91     90     94     91
Preston Creek Apartments         97      98     94     97     96
Phoenix Business Park            87      80     93     87     81

                            SIGNIFICANT TENANTS (1)
                               December 31, 1995

                                                                    Annualized
                        Square     Nature of          Expiration    Base Rent
Property                Footage    Business           of Lease(2)   Per Year(3)
--------                -------    ---------          -----------   -----------
Phoenix Business Park
  Viacom                26,073     TV Station                  (4)   $254,480
  Bethco                14,498     Computer Sales/Serv         (5)   $227,460
  General Services      26,039     IRS Office              2001(6)   $176,705

------------
(1) Tenant occupying 10% or more of total rentable square footage of the property.
(2)  None of the listed tenants have renewal options in their respective leases.
(3) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.
(4) This tenant occupies two office suites at the property. The lease with respect to 20,773 sq. ft. expires in 2005 with a five year renewal option and the lease with respect to 5,300 sq. ft. expires in 1996.
(5) This tenant occupies two office suites at the property. The lease with respect to 11,803 sq. ft. expires in 1997 and the lease with respect to 13,985 sq. ft. expires in 2000.
(6) Tenant has the right to terminate this lease upon 120 days written notice at any time after January 14, 1998.

Item 3. Legal Proceedings.

     Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

     Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III,

NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division("Ruben").

     Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

     James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC. ("Andrews")

     In the fourth quarter of fiscal 1994, limited partners in certain limited partnerships affiliated with the Registrant, commenced actions against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994 constituted (a) a breach of the fiduciary duty owed by the Managing General Partner to the limited partners of the Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of the Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order sought in the Whiteside action was denied by the court on November 3, 1994, and on November 18, 1994, the court denied Whiteside a preliminary injunction.

     On March 16, 1995, the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995, and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of the Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in the Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in the Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995, for an aggregate number of units of the Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of the Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide the Registrant a credit line of $150,000 per property which would bear interest at the lesser of the prime rate plus 1% and the rate permitted under the partnership agreement of the Registrant. The second tender offer closed on June 30, 1995.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the period covered by this report.


                                    PART II

Item 5.  Market for the Registrant's Equity and Related Security Holder Matters.

     The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. To date, unit holders have received an average of $243 in distributions for each original unit invested. In addition, a distribution of $43.57 per Unit was declared and paid in the first quarter of 1996 which distribution was primarily from the Farmer's Lane sale proceeds. No market for Limited Partnership Units exists, nor is any expected to develop.

     As of March 1, 1996, the approximate number of holders of Limited Partnership Units was 5,527.

     During the years ended December 31, 1995 and 1994, the Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                Distribution with                 Amount of Distribution
                Respect to Quarter Ended          Per Unit(*)
                ------------------------          ----------------------
                             1995                       1994
                             ----                       ----
March 31                      --                         --
June 30                       --                         --
September 30               70.00                         --
December 31                   --                         --

(*) The amounts listed represent distributions of cash from operations and cash from sales. (See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations", for information relating to the Registrant's future distributions.)

Item 6.   Selected Financial Data.

The following represents selected financial data for the Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the Consolidated Financial Statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                        For the Year Ended December 31,
                                 ------------------------------------------
                                 1995      1994      1993      1992    1991
                                 ----      ----      ----      ----    ----
                                 (Amounts in thousands except per unit data)

TOTAL REVENUES                  $22,863   $12,596   $11,755   $11,743  $12,358
                                =======   =======   =======   =======  =======
INCOME (LOSS) BEFORE MINORITY
 INTEREST IN JOINT VENTURE'S
 OPERATIONS                     $10,780   $  (758)  $(1,263)  $  (803) $  (837)

 MINORITY INTEREST IN JOINT

 VENTURE'S OPERATIONS           $  (868)     (145)     (132)      (93)     (63)
                                -------   -------   -------   -------  -------

INCOME (LOSS) BEFORE
 EXTRAORDINARY ITEM             $ 9,912   $  (903)  $(1,395)  $  (896) $  (900)

EXTRAORDINARY ITEM:
 LOSS ON EXTINGUISHMENT OF DEBT $  (720)  $    --   $    --   $    --  $    --
                                -------   -------   -------   -------  -------

NET INCOME (LOSS)               $ 9,192   $  (903)  $(1,395)  $  (896) $  (900)

NET INCOME PER LIMITED
 PARTNERSHIP UNIT(1):

  INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM          $105.69   $ (9.84)  $(15.19)  $ (9.76) $ (9.80)

  EXTRAORDINARY ITEM            $ (7.85)  $    --   $    --   $    --  $    --
                                -------   -------   -------   -------  -------

  NET INCOME (LOSS)             $ 97.84   $ (9.84)  $(15.19)  $ (9.76) $ (9.80)
                                =======   =======   =======   =======  =======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT              $ 70.00   $    --   $    --   $    --  $    --

TOTAL ASSETS                    $42,837   $49,291   $49,586   $50,874  $54,328
                                =======   =======   =======   =======  =======

LONG-TERM OBLIGATIONS:
    Notes Payable               $25,831   $34,229   $33,737   $33,533  $35,840
                                =======   =======   =======   =======  =======
-----------
(1) $1,000 original contribution per unit, based on weighted average units outstanding during the year after giving effect to the allocation of net income
(loss) to the general partners.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     As of March 1, 1996, the Registrant's real estate properties consist of one commercial building and three residential apartment complexes. The properties are located in Texas and Georgia. The properties are leased to tenants subject to leases with original lease terms ranging from six months to one year for the residential properties and with remaining lease terms currently ranging up to ten years for the commercial properties. The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As of March 1, 1996, thirteen of the seventeen properties originally purchased by The Registrant were sold or otherwise disposed.


     The Registrant's joint venture property, Plumtree Apartments, was sold in April 1995 for $12,500,000. After repayment of existing loans of $4,595,000, a prepayment premium of $42,000 and closing expenses of $113,000, net proceeds received by the joint venture were $7,750,000. The Registrant retained $6,229,000 of the $7,750,000 of proceeds in accordance with the joint venture agreement. For financial statement purposes, the sale resulted in a gain of $7,866,000. On December 29, 1995, the Registrant's Farmer's Lane Plaza property was sold to an unaffiliated third party for $8,750,000. After satisfaction of the existing first and second notes payable totaling $4,444,000, a prepayment premium of $36,000 and closing expenses of $275,000, the Registrant received approximately $3,995,000 of net proceeds. For financial statement purposes, the sale resulted in a gain of $3,618,000. In connection with the sale of properties and the repayment of the related outstanding debt, the Registrant recognized an extraordinary loss on extinguishment of debt of $720,000, consisting of the write-off of unamortized discounts, deferred loan costs, and prepayment
premiums.   On February 1, 1996, the Registrant sold its Northbank Complex property to an unaffiliated third party for $4,605,000. The Registrant received approximately $1,900,000 of net proceeds from the sale and will record a gain for financial reporting purposes of approximately $850,000 in the first quarter of 1996. The Registrant continues to market selected properties for sale.

     The Registrant's Lakeside Place Apartments, Farmer's Lane Plaza and Northbank Complex properties generated positive cash flow from operations during the year ended December 31, 1995. The Registrant's Preston Creek Apartments and Phoenix Business Park experienced negative cash flow due to substantial improvements in connection with renovation projects.

     The Registrant uses working capital reserves provided from any undistributed cash flow from operations, sales and refinancing proceeds as its primary sources of liquidity. On July 26, 1995, the Registrant distributed $6,299,000 ($70 per unit) to the limited partners and $128,000 to the general partners from the proceeds of the sale of The Registrant's joint venture property, Plumtree Apartments. On January 11, 1996, the Registrant distributed $3,920,000 ($43.57 per unit) to the limited partners and $80,000 to the general partners, from the proceeds from the sale of the Registrant's Farmer's Lane
Plaza property.   The Managing General Parter is currently evaluating the
Registrant' s cash needs to determine if any portion of the Northbank Complex net proceeds can be distributed to its partners in the near future.

     The level of liquidity based upon cash and cash equivalents experienced a $3,402,000 increase at December 31, 1995, as compared to 1994. The Registrant's $1,436,000 of net cash from operating activities and $19,418,000 of net cash provided by investing activities, were substantially offset by $17,452,000 of net cash used in financing activities. Cash provided by investing activities consisted of $20,875,000 of proceeds from the sale of the Registrant's Farmer's Lane Plaza property and Plumtree Apartments joint venture property, which was partially offset by $1,457,000 of improvements to real estate, primarily at the Registrant's Phoenix Business Park, Preston Creek and Lakeside Place properties. Cash used in financing activities consisted of $6,427,000 of distributions to partners, $99,000 of financing costs paid, $1,640,000 of joint venture partner distributions, $608,000 of notes payable principal payments and $11,121,000 paid in satisfaction of the mortgages encumbering the Registrant's Farmer's Lane Plaza, Northbank Complex and Plumtree Joint Venture properties, which were partially offset by the $2,443,000 of proceeds from the refinancing of the Registrant's Northbank Complex property.

     The Registrant's major renovation projects at Preston Creek Apartments and Phoenix Business Park are substantially complete. The cash required to renovate these properties was provided from working capital reserves. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

     Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments (excluding balloon payments beginning in September 1999) during 1996 and the foreseeable future.

     As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest I") relating to the tender offer made by DeForest I in October 1994 (the "First Tender Offer") for units of limited partnership interest in the Registrant and certain affiliated partnerships, DeForest I commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in the Registrant. Pursuant to the Second Tender Offer, DeForest I acquired an additional 819 units of the Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 39% of the total number of outstanding units of the Registrant. The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of the Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to the Registrant a credit line of up to $150,000 per property owned by the Registrant. The Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Registrant's only unused source of liquidity.

     On January 19, 1996, the stockholders of NPI, the sole shareholder of NPI Equity II, sold to IFGP Corporation all of the issued and outstanding stock of NPI. In addition, an affiliate of Insignia purchased the limited partnership units held by DeForest I and certain of its affiliates. IFGP Corporation caused new officers and directors of NPI Equity II and the Managing General Partner to be elected. The Managing General Partner does not believe these transactions will have a significant effect on the Registrant's liquidity or results of operations. See "Item 1 Business-Change in Control".

     At this time, it appears that the original investment objective of capital growth from the inception of the Registrant will not be attained and that investors will not receive a return of all of their invested capital. The extent to which invested capital is returned to investors is dependent upon the performance of the Registrant's properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, it is anticipated at this time that some of the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on the Registrant's ability to obtain refinancing or debt modification as required.


Real Estate Market

     The business in which the Registrant is engaged is highly competitive, and the Registrant is not a significant factor in its industry. Each investment property is located in or near a major urban area and, accordingly, competes for rentals not only with similar properties in its immediate area but with hundreds of similar properties throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Registrant competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties , primarily on the basis of the prices and terms of such transactions.

Results of Operations

1995 Compared to 1994

     Income (loss), before minority interest in joint venture's operations and extraordinary item, improved by $11,538,000 for the year ended December 31, 1995, as compared to 1994, due to an increase in revenues of $10,267,000 and a decrease in expenses of $1,271,000. Net income (loss) improved primarily due to the $11,484,000 gain on the sale of the Registrant's Farmer's Lane Plaza property and Plumtree Apartments joint venture property.

     With respect to the remaining properties, rental revenues increased by $399,000, primarily due to an increase in rental rates at the Registrant's Summerhill, Preston Creek and Lakeside apartment properties coupled with increased occupancy at the Registrant's Phoenix Business Park and Summerhill Apartment properties. Occupancy remained relatively constant at the Registrant's remaining properties. In addition, interest income increased by $51,000 primarily due to the investment of proceeds from the sale of the Registrant's joint venture property, Plumtree Apartments.

     With respect to the remaining properties, expenses decreased due to a decrease in interest expense of $103,000, which was partially offset by increases in depreciation expense of $57,000 and operating expenses of $6,000. Interest expense decreased primarily due to the modification obtained in September 1994, on the mortgage encumbering th e Registrant's Phoenix Business Park property and additional interest paid on the mortgage encumbering the Registrant's Lakeside Place property in the prior year. Depreciation expense increased due to significant fixed asset additions in conjunction with the major renovation project during 1995 at the Registrant's Phoenix Business Park property. Operating expenses remained relatively constant. In addition, general and administrative expenses decreased by $157,000 primarily due to a reduction in asset management costs, effective July 1, 1994.

1994 Compared to 1993

     Loss, before minority interest in joint venture's operations, improved by $505,000 for the year ended December 31, 1994, as compared to 1993, due to increases in revenues of $841,000 and in expenses of $336,000.

     Revenues increased by $841,000 for the year ended December 31, 1994, as compared to 1993, due to an increase of $851,000 in rental income, which was slightly offset by a decrease of $10,000 in interest income. Rental revenue increased primarily due to an increase in rental rates and occupancy at Lakeside Place Apartments, Preston Creek Apartments, Farmer's Lane Plaza and the Registrant's Plumtree Apartments joint venture property, which was partially offset by a decline in occupancy at the Phoenix Business Park and Northbank Complex properties. Interest income decreased due to a decline in average working capital reserves available for investment.

     Expenses increased by $336,000 for the year ended December 31, 1994, as compared to 1993, as increases in operating expenses of $706,000 and depreciation expense of $47,000 were partially offset by decreases in interest expense of $344,000 and general and administrative expenses of $73,000. Operating expenses increased due to an increase in rent up expenses and general repairs and maintenance at Preston Creek Apartments, Farmers Lane Plaza and the Registrant's Plumtree Apartments joint venture property, along with required repair expenditures in connection with the Lakeside Place refinancing. Depreciation expense increased due to the effect of additions to real estate, primarily at The Registrant's Lakeside Place Apartments and Phoenix Business Park properties. Interest expense declined primarily due to the discount on the note payable encumbering the Registrant's Summerhill Apartments property becoming fully amortized in 1993, in connection with the replacement financing obtained in October 1993. General and administrative expenses decreased due to a reduction in asset management costs in July 1994.


Item 8.   Consolidated Financial Statements and Supplementary Data.



                          CENTURY PROPERTIES FUND XV
                            (A Limited Partnership)

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1995

                                     INDEX

                                                                     Page

Independent Auditors' Reports. . . . . . . . . . . . . . . . . . . . . F - 2
Consolidated Financial Statements:
  Balance Sheets at December 31, 1995 and 1994 . . . . . . . . . . . . F - 4
  Statements of Operations for the Years Ended December 31, 1995,
  1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . F - 5
  Statements of Partners' Equity for the Years Ended
     December 31, 1995, 1994 and 1993. . . . . . . . . . . . . . . . . F - 6
  Statements of Cash Flows for the Years Ended December 31, 1995,
  1994 and 1993  . . . . . . . . . . . . . . . . . . . . . . . . . . . F - 7
  Notes to Consolidated Financial Statements . . . . . . . . . . . . . F - 8
Financial Statement Schedule:
  Schedule III - Real Estate and Accumulated Depreciation at
  December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . F - 18

Financial statements and financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.



To the Partners
Century Properties Fund XV
Greenville, South Carolina

                         Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of Century Properties Fund XV (a limited partnership) (the "Partnership") and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV and subsidiaries as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                         Imowitz Koenig & Co., LLP

                         Certified Public Accountants

New York, N.Y.
February 4, 1996



INDEPENDENT AUDITORS' REPORT


Century Properties Fund XV:

We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of Century Properties Fund XV (a limited partnership) (the "Partnership") and its joint venture for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Partnership and its joint venture for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

The accompanying 1993 consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in the first paragraph of Note 9 to the financial statements, the Partnership has balloon payments totaling $17,000,000 due in May 1994, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP



San Francisco, California
March 18, 1994



                      CENTURY PROPERTIES FUND XV
                        (A Limited Partnership)

                      CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,
                                             -------------------------
ASSETS                                           1995          1994
------                                       -----------   -----------
Cash and cash equivalents                    $ 5,008,000   $ 1,606,000
Other assets                                   1,757,000     1,378,000

Real Estate:

   Real estate                                59,945,000    74,737,000
   Accumulated depreciation                  (24,490,000)  (29,112,000)
                                             -----------   -----------
Real estate, net                              35,455,000    45,625,000

Deferred costs, net                              617,000       682,000
                                             -----------   -----------
   Total assets                              $42,837,000   $49,291,000
                                             ===========   ===========
LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Notes payable                                $25,831,000   $34,229,000
Accrued expenses and other liabilities         1,298,000     1,347,000
                                             -----------   -----------
   Total liabilities                          27,129,000    35,576,000
                                             -----------   -----------
Minority interest in joint venture                    --       772,000
                                             -----------   -----------
Partners' Equity (Deficit):

  General partners                            (1,015,000)   (1,275,000)
  Limited partners (89,980 units outstanding
    at December 31, 1995 and 1994)            16,723,000    14,218,000
                                             -----------   -----------
  Total partners' equity                      15,708,000    12,943,000
                                             -----------   -----------
  Total liabilities and partners' equity     $42,837,000   $49,291,000
                                             ===========   ===========

            See notes to consolidated financial statements.


                      CENTURY PROPERTIES FUND XV
                        (A Limited Partnership)
                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                         YEARS ENDED DECEMBER 31,
                                  --------------------------------------
                                     1995          1994          1993
                                  -----------   -----------   -----------
Revenues:
  Rental                          $11,249,000   $12,517,000   $11,666,000
  Interest income                     130,000        79,000        89,000
  Gain on sale of properties       11,484,000            --            --
                                  -----------   -----------   -----------
Total revenues                     22,863,000    12,596,000    11,755,000
                                  -----------   -----------   -----------
Expenses (including $897,000,
 $610,000 and $95,000 paid to the
 joint venture partner, general
 partners and affiliates in 1995,
 1994 and 1993, respectively):
  Operating                         6,019,000     6,542,000     5,836,000
  Interest                          3,603,000     4,073,000     4,417,000
  Depreciation                      2,250,000     2,371,000     2,324,000
  General and administrative          211,000       368,000       441,000
                                  -----------   -----------   -----------
  Total expenses                   12,083,000    13,354,000    13,018,000
                                  -----------   -----------   -----------
Income (loss) before minority
 interest in joint venture's
 operations and extraordinary
 item                              10,780,000      (758,000)   (1,263,000)
Minority interest in joint
 venture's operations                (868,000)     (145,000)     (132,000)
                                  -----------   -----------   -----------
Income (loss) before
 extraordinary item                 9,912,000      (903,000)   (1,395,000)
Extraordinary item:
  Loss on extinguishment of debt     (720,000)           --            --
                                  -----------   -----------   -----------
Net income (loss)                 $ 9,192,000   $  (903,000)  $(1,395,000)
                                  ===========   ===========   ===========
Net income (loss) per limited
 partnership unit:
  Income (loss) before
   extraordinary item             $    105.69   $     (9.84)  $    (15.19)
  Extraordinary item                    (7.85)           --            --
                                  -----------   -----------   -----------
  Net income (loss)               $     97.84   $     (9.84)  $    (15.19)
                                  ===========   ===========   ===========
Distributions per limited
 partnership unit                 $     70.00   $        --   $        --
                                  ===========   ===========   ===========

            See notes to consolidated financial statements.

                      CENTURY PROPERTIES FUND XV
                        (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   General        Limited       Total
                                  partners'      partners'     partners'
                                  (deficit)       equity        equity
                                  -----------   -----------   -----------
Balance -- January 1, 1993        $(1,229,000)  $16,470,000   $15,241,000
  Net loss                            (28,000)   (1,367,000)   (1,395,000)
                                  -----------   -----------   -----------
Balance -- December 31, 1993       (1,257,000)   15,103,000    13,846,000
  Net loss                            (18,000)     (885,000)     (903,000)
                                  -----------   -----------   -----------
Balance -- December 31, 1994       (1,275,000)   14,218,000    12,943,000
  Net income                          388,000     8,804,000     9,192,000
  Distributions                      (128,000)   (6,299,000)   (6,427,000)
                                  -----------   -----------   -----------
Balance -- December 31, 1995      $(1,015,000)  $16,723,000   $15,708,000
                                  ===========   ===========   ===========

            See notes to consolidated financial statements.


                      CENTURY PROPERTIES FUND XV
                        (A Limited Partnership)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         YEARS ENDED DECEMBER 31,
                                  --------------------------------------
                                     1995          1994          1993
                                  -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
Net income (loss)                 $ 9,192,000   $  (903,000)  $(1,395,000)
Adjustments to reconcile net
 income (loss) to net cash
 provided  by operating
 activities:
  Depreciation and amortization     2,781,000     2,912,000     3,174,000
  Provision for doubtful
   receivables                             --            --        32,000
  Gain on sale of properties      (11,484,000)           --            --
  Extraordinary item                  720,000            --            --
  Deferred costs paid                (122,000)      (23,000)     (250,000)
  Minority interest in joint
   venture's operations               868,000       145,000       132,000
  Changes in operating assets
   and liabilities:
   Other assets                      (379,000)     (621,000)     (259,000)
   Accrued expenses and other
    liabilities                      (140,000)      114,000      (109,000)
                                  -----------   -----------   -----------
Net cash provided by operating
 activities                         1,436,000     1,624,000     1,325,000
                                  -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Note receivable repayments from
 property sale                             --            --        22,000
Additions to real estate           (1,457,000)     (905,000)   (1,658,000)
Proceeds from cash investments             --            --       496,000
Purchase of cash investments               --            --      (496,000)
Net proceeds from sale of rental
 properties                        20,875,000            --            --
Property sales expenses paid               --            --        (2,000)
                                  -----------   -----------   -----------
Net cash provided by (used in)
 investing activities              19,418,000      (905,000)   (1,638,000)
                                  -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Notes payable proceeds              2,443,000    14,868,000     3,300,000
Financing costs paid                  (99,000)     (436,000)           --
Satisfaction of notes payable     (11,121,000)  (14,200,000)   (3,309,000)

Notes payable principal payments (608,000) (569,000) (457,000) Joint venture partner
 distributions                     (1,640,000)     (143,000)     (120,000)
Cash distributions to partners     (6,427,000)           --            --
                                  -----------   -----------   -----------
Net cash used in financing
 activities                       (17,452,000)     (480,000)     (586,000)
                                  -----------   -----------   -----------
Increase (Decrease) in Cash
 and Cash Equivalents               3,402,000       239,000      (899,000)

Cash and Cash Equivalents at
 Beginning of Year                  1,606,000     1,367,000     2,266,000
                                  -----------   -----------   -----------
Cash and Cash Equivalents at
 End of Year                      $ 5,008,000   $ 1,606,000   $ 1,367,000
                                  ===========   ===========   ===========
Supplemental Disclosure of
 Cash Flow Information:
  Interest paid in cash during
   the year                       $ 3,600,000   $ 3,482,000   $ 3,645,000
                                  ===========   ===========   ===========
Supplemental Disclosure of
 Non-cash Investing and
 Financing Activities:
  Property sale expenses accrued  $    91,000   $        --   $        --
                                  ===========   ===========   ===========
  Disposition of rental
   properties in 1995 -- see Note 6

            See notes to consolidated financial statements.


                         CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Organization

    Century Properties Fund XV (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment and ultimately sell income-producing real estate. The Partnership currently owns three apartment complexes in Texas and a commercial building located in Georgia. The general partners of the Partnership are Fox Realty Investors ("FRI"), a California general partnership, and Fox Capital Management Corporation ("FCMC"), a California Corporation. The original capital contributions of $89,980,000 ($1,000 per unit) were made by the limited partners, including 100 limited partnership units purchased by FCMC.

    On December 6, 1993, the shareholders of FCMC entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner") pursuant to which NPI Equity was granted the right to vote 100 percent of the outstanding stock of FCMC and NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships originally sponsored by FCMC and/or FRI. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI, Inc."). The shareholders of FCMC and the partners in FRI retain indirect economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

    In October 1994, DeForest Ventures I L.P. ("DeForest I") made a tender offer for limited partnership interests in the partnership, as well as eleven affiliated limited partnerships. DeForest Ventures II, L.P. ("DeForest II") made tender offers for limited partnership interests in seven affiliated limited partnerships. Shareholders who controlled DeForest Capital I Corporation, the sole general partner of DeForest
    I, also controlled NPI, Inc. As of December 31, 1995, DeForest I had acquired approximately 39% of total limited partnership units of the Partnership (see Note 10).

    On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group, Inc. ("Insignia"). In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 10).


                         CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Distributions

    On July 26, 1995, the Partnership distributed $6,299,000 ($70 per unit) to the limited partners and $128,000 to the general partners from the proceeds of the sale of the Partnership's joint venture property, Plumtree Apartments.

    On January 11, 1996, the Partnership distributed $3,920,000 ($43.57 per unit) to the limited partners and $80,000 to the general partners primarily from the proceeds from the sale of the Partnership's Farmer's Lane Plaza property (see Note 6).

    Consolidation

    The consolidated financial statements include the statements of the Partnership, its wholly owned subsidiaries and its joint venture, Plumtree Apartments (80 percent owned) which was sold on April 12, 1995 (see Note 6). All significant intercompany transactions and balances have been eliminated.

    Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Fair Value of Financial Instruments

    In 1995, the Partnership implemented Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or
    liquidation sale.   The Partnership believes that the carrying amount
    of its financial instruments (except for long term debt) approximates fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, is approximately $29,336,000.
    The carrying amount of long term debt includes notes whereby the

    Partnership would be required to pay an amount significantly in excess of their fair value in order to prepay such notes. Consequently, the Partnership would be unable to refinance these properties to obtain the aforementioned calculated debt amounts.



                         CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Real Estate

    Real estate is stated at cost. Acquisition fees are capitalized as a cost of real estate. In 1995, the Partnership adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its
    carrying amount.   The adoption of the SFAS had no effect on the
    Partnership's financial statements.

    Cash and Cash Equivalents

    The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

    Concentration of Credit Risk

    The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in repurchase agreements, which are collateralized by United States Treasury obligations. Cash balances exceeded these insured levels during the year. At December 31, 1995, the Partnership had approximately $1,100,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

    Depreciation

    Depreciation is computed by the straight-line method over estimated useful lives currently ranging from 27.5 to 39 years for buildings and improvements and six to seven years for furnishings.

    Deferred Costs

    Deferred costs represent deferred financing costs, leasing commissions and lease buyout fees. Deferred financing costs are amortized as interest expense over the lives of the related loans or expensed, if financing is not obtained. Deferred leasing commissions and deferred lease buyout fees are amortized over the life of the applicable lease. Such amortization is charged to operating expenses. At December 31, 1995 and 1994, accumulated amortization of deferred costs was $346,000 and $508,000, respectively.


                         CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Net Income (Loss) Per Limited Partnership Unit

    The net income (loss) per limited partnership unit is computed by dividing net income (loss) allocated to the limited partners by 89,980 units outstanding.

    Income Taxes

    Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

    Reclassification

    Certain amounts from 1994 have been reclassified to conform to the 1995 presentation.

2.  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

    In accordance with the partnership agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. From March 1988 to December 1992, such amounts were assigned pursuant to a services agreement by the general partners and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.

    On January 1, 1993, Metric Management, Inc. ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Managing General Partner began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity commenced providing certain property management services
    (see Notes 1 and 10).   Related party expenses for the years ended
    December 31, 1995, 1994 and 1993 were as follows:



                                                1995       1994        1993
                                               --------   --------  --------
     Property management fees                  $399,000   $319,000  $     --
     Real estate tax reduction fees              57,000         --        --
     Reimbursement of expenses:
        Partnership accounting and investor
          services                              152,000    162,000        --
        Professional services                        --     25,000        --
                                               --------   --------  ---------
     Total                                     $608,000   $506,000  $     --
                                               ========   ========  =========



                        CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)


     Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $259,000 of insurance premiums which were paid to an affiliate of NPI Inc. under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

     In accordance with the partnership agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income (loss) and taxable income (loss). Gains from dispositions of the Partnership's properties were allocated first to the general partners to the extent of distributions received or they were entitled to receive, then two percent of the remainder.

3.   RELATED PARTY TRANSACTIONS

     Apart from the reimbursements paid to the general partners and affiliates as set forth above, the Partnership also has an agreement with its joint venture partner to provide for the management and operation of the joint venture property. Fees paid pursuant to this agreement, generally based upon a percentage of gross revenues from the operation of the property, were $30,000, $104,000 and $95,000 in 1995, 1994 and 1993, respectively.

4.   REAL ESTATE

     Real estate, at December 31, 1995 and 1994, is summarized as follows:

                                      Residential  Commercial
                                       Properties  Properties      Total
                                      -----------  -----------  -----------
       1995:
       Land                            $ 6,765,000 $ 1,607,000  $ 8,372,000
       Buildings and improvements       36,020,000  11,824,000   47,844,000
       Furnishings                       3,609,000     120,000    3,729,000
                                       ----------- -----------  -----------
       Total                            46,394,000  13,551,000   59,945,000
       Accumulated depreciation        (19,394,000) (5,096,000) (24,490,000)
                                       ----------- -----------  -----------
       Real estate, net                $27,000,000 $ 8,455,000  $35,455,000
                                       =========== ===========  ===========


                          CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

4.   REAL ESTATE (Continued)

                                       Residential  Commercial
                                       Properties   Properties     Total
                                       ----------- -----------   -----------
       1994:

       Land                            $ 7,416,000  $ 3,063,000  $10,479,000
       Buildings and improvements       42,361,000   17,308,000   59,669,000
       Furnishings                       4,444,000      145,000    4,589,000
                                       -----------  -----------  -----------

       Total                            54,221,000   20,516,000   74,737,000
       Accumulated depreciation        (21,973,000)  (7,139,000) (29,112,000)
                                       -----------  -----------  -----------

       Real estate, net                $32,248,000  $13,377,000  $45,625,000
                                       ===========  ===========  ===========


     Subsequent to the balance sheet date, the Partnership sold its Northbank Complex (see Note 10).

5.   NOTES PAYABLE

     Individual rental properties are pledged as collateral for the related notes payable. Interest rates on the notes payable ranged from 8.5 to 11 percent during the year ended December 31, 1995. Certain notes have been discounted to yield interest from 14.5 percent to 16.5 percent during the year ended December 31, 1995. Amortization of these discounted amounts was $347,000, $393,000 and $670,000 for 1995, 1994 and 1993, respectively.  The notes are payable monthly.

     Principal payments at December 31, 1995 are required as follows:

          1996                              $ 2,905,000
          1997                                  506,000
          1998                                  555,000
          1999                                2,852,000
          2000                                  536,000
          Thereafter                         19,371,000
          Unamortized discount                 (894,000)
                                            -----------
          Total                             $25,831,000
                                            ===========




                         CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

5.   NOTES PAYABLE (Continued)

     Principal payments for Northbank Complex, which was sold in the first quarter of 1996, are reflected in 1996 regardless of their original due date (see Note 10).

     On June 15, 1994, the Partnership obtained a new first mortgage encumbering the Lakeside Place Apartments in the amount of $14,868,000. The loan requires monthly payments of $126,000 at 9.60% interest and is being amortized over 30 years. The loan matures on July 1, 2001 with a balloon payment of $14,043,000. As specified in the loan agreement, the Partnership was required to establish a reserve account to be used for the completion of certain renovations. The Partnership incurred closing costs and fees of $393,000 in connection with this refinancing. As part of the agreement, the Partnership was required to form a wholly-owned subsidiary, Century Lakeside L.P., and transfer the assets and liabilities of Lakeside Place Apartments to the subsidiary.

     On September 10, 1994, the Partnership obtained a modification of the existing mortgage encumbering the Phoenix Business Park property in the amount of $2,778,000. The mortgage, as modified, requires monthly payments of $27,000 at 8.625% interest and is being amortized over 16 years. As specified in the loan agreement, the Partnership was required to establish a repair reserve account. The loan matures on September 10, 1999 with a balloon payment of $2,284,000. The Partnership incurred closing costs and fees of $43,000 in connection with the modification.

     On November 16, 1995, the Partnership obtained a new first mortgage
     encumbering the Northbank Complex in the amount of $2,443,000.   The
     partnership incurred closing costs and fees of $99,000 in connection with this refinancing. On January 30, 1996, the Partnership sold its Northbank Complex (see Note 10).

     Amortization of deferred financing costs totaled $100,000, $71,000 and $104,000 for 1995, 1994 and 1993, respectively.

6.   DISPOSITION OF RENTAL PROPERTIES

     On April 12, 1995, an affiliate of the Partnership's joint venture partner in Plumtree Apartments acquired, pursuant to a right of first refusal, Plumtree Apartments for $12,500,000. After repayment of existing loans of $4,595,000, a prepayment premium of $42,000 and closing expenses of $113,000, net proceeds received by the joint venture were $7,750,000. The Partnership retained $6,229,000 of the $7,750,000 proceeds in accordance with the joint venture agreement. For financial statement purposes, the sale resulted in a gain of $7,866,000.

     On December 29, 1995, the Partnership's Farmer's Lane Plaza property was sold to an unaffiliated third party for $8,750,000. After satisfaction of the existing first and second notes payable totaling $4,444,000, a prepayment premium of $36,000 and closing expenses of $275,000, the Partnership received approximately $3,995,000 of net proceeds. For financial statement purposes, the sale resulted in a gain of $3,618,000.



                         CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

6.   DISPOSITION OF RENTAL PROPERTIES (Continued)

     In connection with the sale of properties and the repayment of the related outstanding debt, the Partnership recognized an extraordinary loss on extinguishment of debt of $720,000, consisting of th write-off of unamortized discounts, deferred loan costs and prepayment premiums.

7.   MINIMUM FUTURE RENTAL REVENUES

     Minimum future rental revenues from operating leases having non-cancelable lease terms in excess of one year are as follows:

          1996                                          $  683,000
          1997                                             638,000
          1998                                             466,000
          1999                                             435,000
          2000                                             330,000
          Thereafter                                     1,345,000
                                                        ----------
          Total                                         $3,897,000
                                                        ==========

     Subsequent to the balance sheet date, the Partnership sold its Northbank Complex (see Note 10). The minimum future rental revenues from Northbank Complex have been excluded.

     Amortization of deferred leasing commissions and deferred lease buyout fees totaled $84,000, $77,000 and $76,000 for 1995, 1994 and 1993,
     respectively.

8.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

     The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows:

                                           1995         1994       1993
                                        ----------- -----------  -----------
     Net income (loss) -- financial
        statements                      $ 9,192,000 $  (903,000) $(1,395,000)
     Differences resulted from:

       Depreciation                        (935,000)   (973,000)    (900,000)
       Gain on property dispositions
          -- net                          3,510,000          --           --
       Unearned revenue                      (4,000)    (16,000)      (9,000)

       Amortization of notes payable
          discount                          347,000     393,000      670,000
       Minority interest                 (1,873,000)    (18,000)     (14,000)
       Other                                (80,000)     82,000       64,000
                                        ----------- -----------  -----------
     Net income (loss) -- income
          tax method                    $10,157,000 $(1,435,000) $(1,584,000)
                                         =========== ===========  ===========



                         CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

8.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (Continued)

     Taxable income (loss) per limited
        partnership unit after giving
        effect to the allocation
        to the general partners            $       118 $       (16) $       (17)
                                           =========== ===========  ===========
     Partners' equity -- financial
            statements                     $15,708,000 $12,943,000  $13,846,000
     Differences resulted from:
        Sales commissions and
          organization expenses             10,322,000  10,322,000   10,322,000
        Depreciation                       (16,714,000 (19,218,000) (18,245,000)
        Payments credited to rental
          properties                           332,000     464,000      464,000
        Unearned revenue                        (2,000)     2,000        18,000
        Amortization of notes
          payable discount                   7,224,000   8,662,000    8,269,000
        Minority interest                           --    (187,000)    (169,000)
        Other                                   43,000     195,000      113,000
                                           ----------- -----------  -----------
     Partners' equity -- income
            tax method                     $16,913,000 $13,183,000  $14,618,000
                                           =========== ===========  ===========

9. BASIS OF PRESENTATION AND OPERATING STRATEGY FOR THE YEAR ENDED DECEMBER 31, 1993

     The accompanying consolidated financial statements for the year ended December 31, 1993 have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Partnership holds investments in and operates properties in real estate markets that are or were experiencing unfavorable economic conditions. Each of the Partnership's properties competes in an area which normally contains numerous other real properties which may be considered competitive. Markets in many areas remain depressed due in part to overbuilding, which continues to depress commercial, office and residential rental rates. In addition, the availability of favorable financing rates, as well as affordable prices for the purchase of single family homes has created increased competition for the declining tenant base and has inhibited rate growth at certain of the apartment properties. The level of sales of existing properties has been affected by the limited availability of financing and buyers in real estate markets. Balloon payments of $14,200,000 on Lakeside Place Apartments and $2,800,000 on Phoenix Business Park were due in May 1994. The consolidated financial statements do not include any adjustments that might have resulted from the ultimate outcome of these uncertainties.

     The Partnership refinanced the mortgage encumbering Lakeside Place Apartments and obtained a modification of the Phoenix Business Park debt during 1994 (see Note 5).



                         CENTURY PROPERTIES FUND XV
                          (A Limited Partnership)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

10.  SUBSEQUENT EVENTS

     On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia. In addition, an affiliate of Insignia acquired the limited partnership interests of the Partnership held by DeForest I and certain of its affiliates (see Note 1). As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now provide property management services to the Partnership's residential properties, asset management services to the Partnership, maintain its books and records and oversee its operations.

     On February 1, 1996, the Partnership's Northbank Complex property was sold to an unaffiliated third party for $4,605,000. After satisfaction of the notes payable and closing costs, the Partnership received net proceeds of approximately $1,900,000. For financial reporting purposes, the Partnership will record a gain on sale of approximately $850,000 during the first quarter of 1996.


                          CENTURY PROPERTIES FUND XV
                            (A Limited Partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION         SCHEDULE III
                               DECEMBER 31, 1995

Column A             Column B                   Column C                   Column D                       Column E
--------             --------                   --------                   --------                       --------
                                                                       Cost capitalized                  Gross amount
                                              Initial cost               subsequent to                    carried at
                                             to Partnership               acquisition                  close of period (1)
                                        --------------------------  -----------------------    ------------------------------------
                                                    Buildings and                  Carrying            Buildings and
Description        Encumbrances (4)       Land       Improvements   Improvements    Costs      Land     Improvements    Total (2)
-----------        ----------------       ----      -------------   ------------   --------    ----    -------------    ---------
                                                                           (Amounts in thousands)
                                                                           ----------------------

PARTNERSHIP:

Preston Creek
 Apartments
  Dallas, Texas         $ 2,917         $ 2,118         $ 5,793         $1,166        $ (39)    $2,107       $ 6,931       $ 9,038

Northbank Complex
 Eugene, Oregon           2,443             897           4,605            440         (251)       861         4,830         5,691

Phoenix Business
 Park
  Atlanta, Georgia        2,672             746           5,176          1,938           --        746         7,114         7,860

SUBSIDIARIES:
Lakeside Place
 Apartments
  Houston, Texas         14,738           3,659          21,481          4,369           --      3,659        25,850        29,509

Summerhill
 Apartments
 Dallas, Texas            3,061           1,003           6,069            817          (42)       999         6,848         7,847
                   ----------------    --------      -------------   ------------   --------  --------    -------------    ---------

TOTAL                   $25,831          $8,423         $43,124         $8,730        $(332)    $8,372       $51,573       $59,945
                   ================    ========      =============   ============   ========  ========    =============    =========


Column A                                   Column F    Column G       Column H           Column I
--------                                ------------  ------------    --------         -------------
                                                                                           Life
                                                                                         on which
                                                                                       depreciation
                                                                                        is computed
                                         Accumulated                                     in latest
                                       Depreciation    Date of         Date            statement of
Description                                (3)       Construction    Acquired           operations
-----------                            ------------  ------------    --------         -------------
                                                              (Amounts in thousands)
                                                              ----------------------

PARTNERSHIP:

Preston Creek
 Apartments
  Dallas, Texas                            $ 3,208        10/79         8/81           6-27.5 Yrs.

Northbank Complex
 Eugene, Oregon                              2,205         8/79        12/81             6-39 Yrs.

Phoenix Business
 Park
  Atlanta, Georgia                           2,891         6/80         5/82             6-39 Yrs.

SUBSIDIARIES:
Lakeside Place
 Apartments                                                  10/76
  Houston, Texas                            12,835        10/78 (5)    12/80           6-27.5 Yrs.

Summerhill
 Apartments
 Dallas, Texas                               3,351         9/79         8/81           6-27.5 Yrs.
                                        ------------
TOTAL                                      $24,490
                                        ============

                            See accompanying notes.


                                                                    SCHEDULE III
                          CENTURY PROPERTIES FUND XV
                            (A Limited Partnership)
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

NOTES:

(1) The aggregate cost for Federal income tax purposes is $68,411,000.

(2) Balance, January 1, 1993                             $72,174,000
    Improvements capitalized subsequent to acquisition     1,658,000
                                                         -----------
    Balance, December 31, 1993                            73,832,000
    Improvements capitalized subsequent to acquisition       905,000
                                                         -----------
    Balance, December 31, 1994                            74,737,000
    Improvements capitalized subsequent to acquisition     1,457,000
    Cost of rental properties sold                       (16,249,000)
                                                         -----------
    Balance December 31, 1995                            $59,945,000
                                                         ===========

(3) Balance, January 1, 1993                             $24,417,000
    Additions charged to expense                           2,324,000
                                                         -----------
    Balance, December 31, 1993                            26,741,000
    Additions charged to expense                           2,371,000
                                                         -----------
    Balance, December 31, 1994                            29,112,000
    Additions charged to expense                           2,250,000
    Accumulated depreciation of rental properties sold    (6,872,000)
                                                         -----------
    Balance, December 31, 1995                           $24,490,000
                                                         ===========
(4) Encumbrances shown are net of discounts totaling
    $894,000.

(5) Construction completed in two phases.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Effective April 22, 1994, the Registrant dismissed its prior Independent Auditors, Deloitte & Touche, LLP ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Company, LLP. Deloitte's Independent Auditors' Report on the Registrant's financial statements for the calendar year ended December 31, 1993 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles. However, Deloitte's Independent Auditors' Report for the calendar year ended December 31, 1993 was modified due to the uncertainty regarding the Registrant's ability to continue as a going concern since the Registrant had sub stantial balloon payments due on Notes in 1994; the financial statements did not include any adjustments that might result from the outcome of this uncertainty. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During calendar year 1993 and through April 22, 1994 there were no disagreements bet ween the Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective April 22, 1994, the Registrant engaged Imowitz Koenig & Company, LLP as its Independent Auditors. The Registrant did not consult Imowitz Koenig & Company, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K prior to April 22, 1994.



                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The Registrant does not have any officer or directors. The managing general partner of the Registrant, Fox Capital Management Corporation (the "Managing General Partner"), manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equ ity Investments II, Inc., which controls the Managing General Partner, is a wholly-owned affiliate of National Property Investors, Inc., which in turn is owned by an affiliate of Insignia (See Item 1, "Business -- Change in Control"). Insignia is a full service real estate service organization performing property management, commercial and retail leasing, investor services, partnership administration, mortgage banking, and real estate investment banking services for various entities. Insignia commenced operations in December 1990 and is the largest manager of multifamily residential properties in the United States and is a significant manager of commercial property. It currently provides property and/or asset management services for over 2,000 properties. Insignia's properties consist of approximately 300,000 units of multifamily residential housing and approximately 64 million square feet of commercial space.

     As of March 1, 1996, the names and positions held by the officers and directors of the Managing General Partner are as follows:

                                                        Has served as a
                                                        Director and/or
                                                        Officer of the Managing
Name                        Positions Held              General Partner since
----                        --------------              -----------------------
William H. Jarrard, Jr.     President and Director      January 1996

Ronald Uretta               Vice President and          January 1996
                              Treasurer

John K. Lines, Esquire      Vice President,             January 1996
                              Secretary and Director

Thomas R. Shuler            Director                    January 1996

Kelley M. Buechler          Assistant Secretary         January 1996

     William H. Jarrard, Jr., age 49, has been President and a Director of the Managing General Partner since January 1996. Mr. Jarrard has been a Managing Director -- Partnership Administration of Insignia since January 1991.

     Ronald Uretta, age 40, has been Insignia's Chief Financial Officer and Treasurer since January 1992. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

     John K. Lines, Esquire, age 36, has been a Director and Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994.

From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Finan cial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with Banc One Corporation, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

     Thomas R. Shuler, age 50, has been Managing Director -- Residential Property Management of Insignia since March 1991 and Executive Managing Director of Insignia and President of Insignia Management Services since July 1994.

     Kelley M. Buechler, age 38, has been Assistant Secretary of the Managing General Partner since January 1996 and Assistant Secretary of Insignia since 1991.

     No family relationships exist among any of the officers or directors of the Managing General Partner.

     Each director and officer of the Managing General Partner will hold office until the next annual meeting of stockholders of the Managing General Partner and until his successor is elected and qualified.

Item 11.  Executive Compensation.

     The Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 13, Certain Relationships and Related Transactions.")

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The Registrant is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Registrant in accordance with the terms of the Partnership Agreement. The Managing General Partner directly owns 100 limited partnership units of the Registrants.

     The following table sets forth certain information regarding limited partnership units of the Registrant owned by each person who is known by the Registrant to own beneficially or exercise voting or dispositive control over more than 5% of the Registrant's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of March 1, 1996.

Name and address of             Amount and nature of
Beneficial Owner                Beneficial Ownership       % of Class
-------------------             --------------------       ----------
Riverside Drive L.L.C. (1)           35,473.17(2)               39.4
All directors and executive
  officers as a group
  (5 persons)                            --                      --
_______________
(1) The business address for Riverside Drive L.L.C. is One Insignia Financial Plaza, Greenville, South Carolina 29602.


(2)  Based upon information supplied to the Registrant by Riverside Drive
L.L.C.

     There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions.

     In accordance with the Registrant's partnership agreement, the Registrant may be charged by the general partners and affiliates for services provided to the Registrant. On January 1, 1993, Metric Management, Inc. ("MMI"), a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Registrant under a new services agreement. As provided in the new services agreement effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agr eement with MMI was modified and, as a result thereof, NPI Equity II began directly providing cash management and other partnership services on various dates commencing December 23, 1993. On March 1, 1994, an affiliate of NPI Equity II commenced providing certain property management services (see Notes 1 and 10). Related party expenses for the ye ars ended December 31, 1995, 1994 and 1993 were as follows:


                                       1995           1994               1993
                                      --------       --------         ---------
Property management fees              $399,000       $319,000         $      --
Real estate tax reduction fees          57,000             --                --
Reimbursement of expenses:
  Partnership accounting and
    investor services                  152,000        162,000                --
  Professional services                     --         25,000                --
                                      --------       --------         ---------
Total                                 $608,000       $506,000         $      --
                                      ========       ========         =========

     Property management fees and real estate tax reduction fees are included in operating expenses. Reimbursed expenses are primarily included in general and administrative expenses. In addition, approximately $259,000 of insurance premiums which were paid to an affiliate of NPI under a master insurance policy arranged by such affiliate, are included in operating expenses for the year ended December 31, 1995.

     In accordance with the Registrant's partnership agreement, the general partners were allocated their two percent continuing interest in the Registrant's net income (loss) and taxable income (loss). Gains from dispositions of the Registrant's properties were allocated first to the general partners to the extent of distributions received or they were entitled to receive, then two percent of the remainder.

     Apart from the reimbursements paid to the general partners and affiliates as set forth above, the Registrant also has an agreement with its joint venture partner to provide for the management and operation of the joint venture property. Fees paid pursuant to this agreement, generally based upon a percentage of gross revenues from the oper ation of the property, were $30,000, $104,000 and $95,000 in 1995, 1994 and 1993, respectively.

     As a result of its ownership of 35,473.17 limited partnership units, Riverside Drive L.L.C. ("Riverside") could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Riverside would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against a ny proposal to increase the fees and other compensation payable by the Registrant to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are impos ed on Riverside's right to vote each Unit acquired.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2) Consolidated Financial Statements and Financial Statement
          Schedules:

              See Item 8 of this Form 10-K for Consolidated Financial Statements of the Registrant, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)   Exhibits

          2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Registrant's Current Report on Form 8-K dated August 17, 1995.

          2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia) with the Securities and Exchange Commission on September 1, 1995.

          2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

          2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

          2.5 Master Indemnity Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

          3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Registrant dated May 1, 1980, as revised May 29, 1980, and thereafter supplemented June 25, 1979 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-66459).

          10.(a)Deed of Trust Note dated June 1, 1994 made by Century Lakeside
                Place, L.P. ("Lakeside Place") in favor of Value Line Mortgage Corporation ("Value Line"), incorporated by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1994.

             (b)Deed of Trust, Security Agreement and Assignment of Leases and
                Rents dated June 1, 1994 from Lakeside Place to Jeffrey H.

                Gelman for the benefit of Value Line, incorporated by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1994.

             (c)Fifth Amendment to Note dated as of September 14, 1994, between the Registrant and New York Life Insurance Company ("New York Life"), incorporated by reference to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1994.

             (d)Fifth Modification to Deed to Secure Debt and Security
                Agreement dated as of September 14, 1994, between the Registrant and New York Life, incorporated by reference to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1994.

             (e)Amended and Restated Assignment of Leases and Rents dated as of September 14, 1994, between the Registrant and New York Life Insurance, incorporated by reference to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1994.

             (f)Agreement of Purchase and Sale, dated October 20, 1995, between the Registrant and Northbank Partners incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 1996.

           16. Letter dated April 27, 1994 from the Registrant's Former Independent Auditors incorporated by reference to the Registrant's Current Report on Form 8-K dated April 22, 1994.

(b) Reports on Form 8-K:

                None

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 28 day of March, 1996.

                                       CENTURY PROPERTIES FUND XV

                                       By: FOX CAPITAL MANAGEMENT CORPORATION
                                           A General Partner

                                           By:  /s/ William H. Jarrard, Jr
                                                ---------------------------
                                                William H. Jarrard, Jr.
                                                President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature/Name               Title                          Date
--------------               -----                          ----

/s/ William H. Jarrard, Jr.  President and               March 28, 1996
---------------------------    Director
    William H. Jarrard, Jr.

/s/ Ronald Uretta            Principal Financial         March 28, 1996
---------------------------    Officer and Principal
    Ronald Uretta              Accounting Officer


/s/ John K. Lines            Director                    March 28, 1996
---------------------------
    John K. Lines


                                 Exhibit Index

Exhibit                                                          Page

 2.1    NPI,Inc. Stock Purchase Agreement                        (1)

 2.2    Partnership Units Purchase Agreement                     (2)

 2.3    Management Purchase Agreement                            (3)

 2.4    Limited Liability Company Agreement of                   (4)
        Riverside Drive L.L.C.

 2.5    Master Indemnity Agreement                               (5)

 3.4.   Agreement of Limited Partnership                         (6)

10.1    Deed of Trust Note dated June 1, 1994 made               (7)
        by Century Lakeside Place, L.P. ("Lakeside Place") in favor of Value Line Mortgage Corporation
        ("Value Line")

10.2    Deed of Trust, Security Agreement and Assignment         (8)
        of Leases and Rents dated June 1, 1994 from
        Lakeside Place to Jeffrey H. Gelman for the benefit of Value Line

10.3    Fifth Amendment to Note dated as of September 14,        (8)
        1994, between the Registrant and New York Life
        Insurance Company ("New York Life")

10.4    Fifth Modification to Deed to Secure Debt and            (8)
        Security Agreement dated as of September 14, 1994, between the Registrant and New York Life

10.5    Amended and Restated Assignment of Leases and            (8)
        Rents dated as of September 14, 1994, between the Registrant and New York Life Insurance

10.6 Agreement of Purchase and Sale, dated October 20, 1995, (9) between the Registrant and Northbank Partners

16      Letter dated April 27, 1994 from the Registrant's        (10)
        Former Independent Auditor's
___________________

(1) Incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated August 17, 1995.

(2) Incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(3)  Incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia

     Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(4) Incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(5) Incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia Financial Group, Inc. with the Securities and Exchange Commission on September 1, 1995.

(6) Incorporated by reference to Exhibit A to the Prospectus of the Registrant dated May 1, 1980, as revised May 9, 1980, and thereafter supplemented June 25, 1979 and thereafter supplemented, included in the Registrant's Registration Statement on Form S-11 (Reg. No. 2-66459).

(7) Incorporated by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1994.

(8) Incorporated by reference to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1994.

(9) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 1996.

(10) Incorporated by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K dated April 22, 1994.