Form 10QSB
period 1996-03-31
CENTURY PROPERTIES FUND XV
filed 1996-05-15
CIK 314690

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
                   (As last amended by 34-32231, eff. 6/3/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period.........to.........


                          Commission file number 0-9680



                           CENTURY PROPERTIES FUND XV
        (Exact name of small business issuer as specified in its charter)



          California                                           94-2625577
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996




 Assets
      Cash and cash equivalents                                         $   2,885
      Deferred costs, net                                                     511
      Other assets                                                          1,249
      Investment properties:
            Land                                         $  7,511
            Buildings and related personal property        46,944
                                                           54,455
      Less accumulated depreciation                       (22,734)         31,721

                                                                        $  36,366

 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accrued expenses and other liabilities                            $   1,047
      Mortgages payable                                                    23,292

 Partners' Capital (Deficit):
      Limited partners (89,980 units outstanding)        $ 13,082
      General partners                                     (1,055)         12,027

                                                                        $  36,366

           See Accompanying Notes to Consolidated Financial Statements


b)                         CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                             Three Months Ended
                                                                  March 31,
                                                             1996          1995
 Revenues:
    Rental income                                          $   2,410     $   3,334
    Interest income                                               13            18
    Gain on disposal of property                                 626            --
          Total revenues                                       3,049         3,352

 Expenses:
    Operating                                                  1,441         1,639
    Interest                                                     621           994
    Depreciation                                                 463           587
    General and administrative                                   109            63
          Total expenses                                       2,634         3,283

 Income before minority interest in joint
    venture's operations and extraordinary loss                  415            69

 Minority interest in joint venture's
    operations                                                    --           (38)

 Income before extraordinary loss                                415            31
 Extraordinary loss on early extinguishment
    of debt                                                      (96)           --

          Net income                                       $     319     $      31

 Net income allocated to general partners                  $      40     $       1
 Net income allocated to limited partners                        279            30

 Net income                                                $     319     $      31

 Net loss per limited partnership unit:
    Net income before extraordinary loss                   $    4.15     $     .33
    Extraordinary loss                                         (1.05)           --

 Net loss per limited partnership unit                     $    3.10     $     .33

 Distribution per limited partnership unit                 $   43.57     $      --

           See Accompanying Notes to Consolidated Financial Statements


   c)                      CENTURY PROPERTIES FUND XV

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited         Total
                                   Units        Partners       Partners       Capital
Partners' (deficit) capital at
   December 31, 1995                89,980       $(1,015)      $  16,723      $  15,708

Distributions paid                      --           (80)         (3,920)        (4,000)

Net income for the three
   months ended March 31, 1996          --            40             279            319

Partners' (deficit) capital at
   March 31, 1996                   89,980       $(1,055)      $  13,082      $  12,027

           See Accompanying Notes to Consolidated Financial Statements


d)                         CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                              Three Months Ended
                                                                  March 31,
                                                               1996           1995
 Cash flows from operating activities:
    Net income                                               $    319       $     31
     Adjustments to reconcile net income to
    cash provided by operating activities:
    Depreciation                                                  463            587
    Amortization of loan costs and leasing commissions             51            140
    Gain on disposal of property                                 (626)            --
    Extraordinary loss on early extinguishment of debt             96             --
    Minority interest in joint venture's operations                --             38
    Change in accounts:
          Deferred costs                                          (72)           (22)
          Other assets                                            508           (297)
          Accrued expenses and other liabilities                 (251)           249
                Net cash provided by operating
                      activities                                  488            726

 Cash flows from investing activities:
          Property improvements and replacements                 (201)          (515)
          Proceeds from sale of property                        4,154             --
                Net cash provided by (used in)
                       investing activities                     3,953           (515)

 Cash flows from financing activities:
          Mortgage principal repayments                        (2,564)          (168)
          Joint venture partner distributions                      --            (30)
          Distribution to partners                             (4,000)            --
                Net cash used in financing activities          (6,564)          (198)

 Net increase in cash and cash equivalents                     (2,123)            13

 Cash and cash equivalents at beginning of period               5,008          1,606

 Cash and cash equivalents at end of period                  $  2,885       $  1,619

 Supplemental information:
    Interest paid                                            $    589       $    871

           See Accompanying Notes to Consolidated Financial Statements


e)                         CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

Century Properties XV (the "Partnership") has no employees and is dependent on Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc.("NPI"), and affiliates were charged to expense in 1996 and 1995:


                                                          For the Three Months Ended
                                                                    March 31,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $116,000       $ 98,000

Reimbursement for services of affiliates (included
   in general and administrative expenses)                   71,000         36,000


For the period from January 19, 1996 to March 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties - continued

FCMC, a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership.

On December 6, 1993, the shareholders of the Managing General Partner entered into a Voting Trust Agreement with NPI Equity Investments II, Inc. ("NPI Equity") pursuant to which NPI Equity was granted the right to vote 100% of the outstanding stock of the Managing General Partner of FRI. In addition NPI Equity became the managing partner of FRI. As a result, NPI Equity indirectly became responsible for the operation and management of the business and affairs of the Registrant and the other investment partnerships originally sponsored by the Managing General Partner and/or FRI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation, all of the issued and outstanding common stock of NPI for an aggregate purchase price of $1,000,000. NPI Equity is a wholly owned subsidiary of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, NPI Equity and FCMC resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.

Note C - Disposition of Rental Properties

On February 1, 1996, the Partnership sold its Northbank Office Complex property, located in Eugene, Oregon to an unaffiliated third party for $4,605,000. After payment of the mortgage totaling approximately $2,443,000 and closing expenses of approximately $170,000, the net proceeds received by the partnership were approximately $1,992,000. The carrying value of the property at the time of the sale was approximately $3,472,000. For financial statement purposes, the sale resulted in a gain on disposal of property of approximately $881,000 and an extraordinary loss on early extinguishment of debt of approximately $96,000.

On December 29, 1995, the Partnership sold its Farmers Lane Plaza property, located in Santa Rosa, California to an unaffiliated third party. The purchase price for the property was $8,750,000. Net proceeds to the Partnership after payment of closing costs and existing debt were approximately $3,995,000. The sale resulted in a gain of $3,618,000. Subsequent to the closing, Farmers' Lane paid $255,000 in additional costs in connection with the sale.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three residential apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:

                                                   Average
                                                  Occupancy

Property                                     1996           1995

Lakeside Place Apartments                     90%            94%
   Houston, Texas

Summerhill Apartments                         93%            96%
   Dallas, Texas

Preston Creek Apartments                      96%            96%
   Dallas, Texas

Phoenix Business Park
   Atlanta, Georgia                           95%            85%


The Managing General Partner attributes the increase in occupancy at Phoenix Business Park to a tenant expanding their leased space and to the improved curb appeal and continued economic growth attributable to the Olympic games coming to the Atlanta area this year. The Managing General Partner attributes the decrease in occupancy at Lakeside Place Apartments to low mortgage rates and new construction of both apartments and houses in the area.

The Partnership's net income for the three months ended March 31, 1996, was approximately $319,000 versus $31,000 for the corresponding period of 1995. The increase in net income is primarily attributable to the gain on the sale of the investment property Northbank Office Complex as discussed in "Item 1. Financial Statements - Note C". Also contributing to the increase in net income was the decreases in all expenses except for general and administrative. The decrease in expenses was due to both the sale of Northbank Office Complex on February 1, 1996, and the sale of Farmers Lane Plaza on December 29, 1995. The remaining properties have all experienced improved operations except for Lakeside which has encountered decreased occupancy as discussed above and had some unusual maintenance items this quarter. In addition, Phoenix Business Park has had improved operations for the three months ended March 31, 1996, in comparison to the three months ended March 31, 1995 largely due to a tenant expanding their leased space. Offsetting the increase in net income is a decrease in revenue resulting from the sales of the investment properties as discussed above. In addition, general and administrative expenses increased due to costs associated with the operation of two administrative offices in addition to the relocation of the administrative offices during the three months ended March 31, 1996. Finally, in 1996 the Partnership reported an extraordinary loss on early extinguishment of debt in connection with the sale of Northbank with no such loss in 1995.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

At March 31, 1996, the partnership had unrestricted cash of approximately $2,885,000 compared to $1,619,000 at March 31, 1995. Net cash provided by operating activities decreased primarily as a result of the gain on the disposal of property and the decrease in accrued expenses and other liabilities due to timing of payments and prepaid rental income from tenants. The decreases were offset by the increase in net income as discussed above. Net cash provided by investing activities increased as a result of the proceeds received from the sale of the investment property as discussed above. Net cash used in financing activities increased resulting from the distributions paid to partners during the first quarter of 1996 and the payoff of the mortgage encumbering the North Bank Office Complex.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents the line of credit is the Partnership's only unused source of liquidity.

The Partnership has no material capital programs scheduled to be performed in 1996, although certain routine capital expenditures and maintenance expenses have been budgeted. These capital expenditures and maintenance expenses will be incurred only if cash is available from operations or is received from the capital reserve account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $23,292,000 is amortized over varying periods with maturity dates from September 1999 to January 2010. The Managing General Partner anticipates making a distribution in the second quarter of 1996 from proceeds received on the sale of Northbank. The Partnership distributed approximately $4,000,000 to the partners during the three months ended March 31, 1996 and approximately $6,427,000 to the partners in 1995. At this time, it appears that the original investment objective of capital growth from the inception of the Partnership will not be attained and that investors will not receive a return of all their invested capital.



                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:

   (i) Form 8-K dated January 19, 1996, was filed reporting the change in control of the Partnership.
   (ii) On January 10, 1996, a current report on Form 8-K was filed reporting the sale of Farmer's Lane (Item 1. Acquisition or Disposition of Assets.)
   (iii) On February 15, 1996, a current report on Form 8-K was filed reporting the sale of Northbank Complex (Item 1. Acquisition or Disposition of Assets.)



                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.



                                       CENTURY PROPERTIES FUND XV


                                       By:   FOX CAPITAL MANAGEMENT CORPORATION
                                                A GENERAL PARTNER

                                       By:   /s/William H. Jarrard, Jr.
                                             William H. Jarrard, Jr.

                                             President and Director


                                       By:   /s/Ronald Uretta
                                             Ronald Uretta
                                             Principal Financial Officer
                                             and Principal Accounting Officer


                                       Date: May 15, 1996