Form 10QSB
period 1996-06-30
CENTURY PROPERTIES FUND XV
filed 1996-08-12
CIK 314690

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


                  For the quarterly period ended June 30, 1996


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


                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                         CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 1996


 Assets
      Cash and cash equivalents                                         $   2,380
      Deferred costs, net                                                     521
      Other assets                                                          1,290
      Investment properties:
            Land                                         $  7,511
            Buildings and related personal property        47,434
                                                           54,945
      Less accumulated depreciation                       (23,207)         31,738

                                                                        $  35,929

 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accrued expenses and other liabilities                            $   1,032
      Mortgages payable                                                    23,195

 Partners' Capital (Deficit):

      Limited partners                                   $ 12,763
      General partners                                     (1,061)         11,702

                                                                        $  35,929

           See Accompanying Notes to Consolidated Financial Statements


b)                         CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                    1996           1995           1996          1995
 Revenues:
   Rental income                   $   2,307     $   2,826       $    4,717   $    6,160
   Interest income                        36            25               49           43
   Gain on disposal of
     property                             --         7,866              626        7,866
   Total revenue                       2,343        10,717            5,392       14,069
 Expenses:
   Operating                           1,500         1,475            2,941        3,114
   Interest                              603           904            1,224        1,898
   Depreciation                          473           541              936        1,128
   General and administrative             92            59              201          122
   Total expenses                      2,668         2,979            5,302        6,262
 (Loss) income before
  minority interest in joint
  venture's operations and
   extraordinary loss                   (325)        7,738               90        7,807
 Minority interest in joint
   venture's operations                   --          (816)              --         (854)
 (Loss) income before
   extraordinary loss                   (325)        6,922               90        6,953
 Extraordinary loss on early
   extinguishment of debt                 --          (531)            (96)         (531)
          Net (loss) income        $    (325)     $  6,391       $      (6)    $   6,422

 Net (loss) income allocated
   to general partners             $      (6)     $    127       $      34     $     128
 Net (loss) income allocated
   to limited partners                  (319)        6,264             (40)        6,294

 Net (loss) income                 $    (325)     $  6,391       $      (6)    $   6,422
 Net (loss) income per
   limited partnership unit:
   Net (loss)income before
   extraordinary loss              $   (3.55)     $  75.39       $     .60     $   75.72
   Extraordinary loss                     --         (5.78)          (1.05)        (5.78)
 Net (loss) income per
   limited partnership unit        $   (3.55)     $  69.61       $    (.45)    $   69.94
 Distribution per limited
   partnership unit                $      --      $     --       $   43.57     $      --

           See Accompanying Notes to Consolidated Financial Statements


  c)                       CENTURY PROPERTIES FUND XV

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited         Total
                                   Units        Partners       Partners       Capital

Partners' (deficit) capital at
   December 31, 1995                89,980       $(1,015)      $  16,723      $  15,708

Distributions paid                      --           (80)         (3,920)        (4,000)

Net income (loss) for the six
   months ended June 30, 1996           --            34             (40)            (6)

Partners' (deficit) capital at
   June 30, 1996                    89,980       $(1,061)      $  12,763      $  11,702


           See Accompanying Notes to Consolidated Financial Statements


d)                         CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                               Six Months Ended
                                                                   June 30,
                                                              1996           1995
 Cash flows from operating activities:
    Net (loss) income                                       $      (6)      $  6,422
     Adjustments to reconcile net (loss) income to
    cash provided by operating activities:
    Depreciation                                                  936          1,128
    Amortization of loan costs and leasing commissions             93            277
    Gain on disposal of property                                 (626)        (7,866)
    Extraordinary loss on early extinguishment of debt             96            531
    Minority interest in joint venture's operations                --            854
    Change in accounts:
          Deferred costs                                         (107)           (49)
          Other assets                                            467            109
          Accrued expenses and other liabilities                 (264)          (418)
                Net cash provided by operating
                      activities                                  589            988

 Cash flows from investing activities:
          Property improvements and replacements                 (691)          (830)
          Proceeds from sale of property                        4,154         12,344
                Net cash provided by
                       investing activities                     3,463         11,514

 Cash flows from financing activities:
          Satisfaction of notes payable                        (2,443)        (4,604)
          Mortgage principal payments                            (237)          (312)
          Joint venture partner distributions                      --         (1,626)
          Distribution to partners                             (4,000)            --

                Net cash used in financing activities          (6,680)        (6,542)

 Net (decrease) increase cash and cash equivalents             (2,628)         5,960

 Cash and cash equivalents at beginning of period               5,008          1,606

 Cash and cash equivalents at end of period                  $  2,380       $  7,566

 Supplemental information:
    Interest paid                                            $  1,158       $  1,727

           See Accompanying Notes to Consolidated Financial Statements


e)                         CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

   Century Properties Fund XV (the "Partnership") has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

   The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc.("NPI"), and affiliates were charged to expense in 1996 and 1995:


                                                          For the Six Months Ended
                                                                  June 30,
                                                             1996           1995
Property management fees (included in operating
   expenses)                                               $204,000      $ 196,000
Reimbursement for services of affiliates (included
   in general and administrative expenses)                  109,000         74,000

   For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

Note B - Transactions with Affiliated Parties - continued

   FCMC, a California corporation, and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership.

   Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity Investments II, Inc., the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.

Note C - Disposition of Rental Properties

   On February 1, 1996, the Partnership sold its Northbank Office Complex property, located in Eugene, Oregon to an unaffiliated third party for $4,605,000. After payment of the mortgage totaling approximately $2,443,000 and closing expenses of approximately $170,000, the net proceeds received by the Partnership were approximately $1,992,000. The carrying value of the investment property at the time of the sale was approximately $3,472,000. For financial statement purposes, the sale resulted in a gain on disposal of property of approximately $626,000 and an extraordinary loss on early extinguishment of debt of approximately $96,000.

   On April 12, 1995, an affiliate of the Partnership's joint venture partner in Plumtree Apartments acquired, pursuant to a right of first refusal, Plumtree Apartments for $12,500,000. After repayment of existing loans of $4,604,000, a prepayment premium of $42,000 and closing expenses of $114,000, net proceeds received by the joint venture were $7,740,000. The Partnership retained $6,219,000 of the $7,740,000 proceeds in accordance with the joint venture agreement. For financial statement purposes, the sale resulted in a gain of $7,866,000. In connection with the sale of this property and the repayment of the related outstanding debt, the Partnership recognized an extraordinary loss on extinguishment of debt of $531,000, consisting of the write-off of unamortized discounts, deferred loan costs and prepayment premiums.

   On December 29, 1995, the Partnership sold its Farmers Lane Plaza property, located in Santa Rosa, California to an unaffiliated third party for $8,750,000. Net proceeds to the Partnership after payment of closing costs and existing debt were approximately $3,995,000. The sale resulted in a gain of $3,618,000.

Subsequent to the closing, Farmers' Lane paid $255,000 in additional costs in connection with the sale.

Note D - Subsequent Event

   On July 3, 1996, the Partnership distributed approximately $1,499,000 to the limited partners and $31,000 to the general partners from the proceeds of the sale of Northbank Office Complex.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of three residential apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the six months ended June 30, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

Lakeside Place Apartments                     91%            95%
   Houston, Texas

Summerhill Apartments                         93%            96%
   Dallas, Texas

Preston Creek Apartments                      96%            96%
   Dallas, Texas

Phoenix Business Park
   Atlanta, Georgia                           93%            85%


   The Managing General Partner attributes the increase in occupancy at Phoenix Business Park to a tenant expanding their leased space and to the improved curb appeal and continued economic growth attributable to the Olympic games held in the Atlanta area this year. The Managing General Partner attributes the decrease in occupancy at Lakeside Place Apartments to low mortgage rates and new construction of both apartments and houses in the area.

   The Partnership's net loss for the six months ended June 30, 1996, was approximately $6,000 of which a net loss of $325,000 was for the three month period ended June 30, 1996 versus net income of $6,422,000 and $6,391,000, respectively, for the same periods in 1995. The decrease in income is primarily attributable to a $7,866,000 gain on the sale of Plumtree Apartments, which occurred on April 12, 1995, versus a net gain of only $626,000 in 1996 as discussed in "Item 1, Note C - Disposition of Rental Properties." Despite the net loss reported for both the six and three month periods, overall expenses decreased in 1996 versus 1995. This decrease can be attributed to the sale of Plumtree Apartments in April 1995 as well as the sales of Farmers Lane Plaza in December 1995 and Northbank Office Complex in February 1996. All of the remaining residential rental properties have experienced improved operations with the exception of Lakeside. Thus far in 1996, Lakeside has experienced decreased occupancy, as discussed above, and has had some non-recurring maintenance expenses related to the improvement of the appearance of the grounds and the building exterior at the property. In addition, Phoenix Business Park has had improved operations for the six and three months ended June 30, 1996, versus the corresponding periods in 1995. This improvement is attributable to a tenant expanding their leased space. Offsetting these decreases in operating expenses is an increase in general and administrative expenses during the first six months of 1996 due to the transition of the Partnership administration offices during the first quarter of 1996. Finally, the Partnership reported an extraordinary loss on the early extinguishment of debt of $96,000 in 1996 versus $531,000 in 1995. This extraordinary loss in 1996 was in connection with the sale of Northbank Office Complex. The extraordinary loss in 1995 was in connection with the sale of Plumtree Apartments.

   As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Phoenix Business Park is currently being marketed for sale.

   At June 30, 1996, the Partnership had unrestricted cash of approximately $2,380,000 compared to $7,566,000 at June 30, 1995. Net cash provided by operating activities decreased as a result of the sale of two properties in 1995 as discussed in "Item 1, Note C - Disposition of Rental Properties", and the sale of Northbank Office Complex in 1996, thereby reducing income from operating properties. In addition, the Partnership paid deferred costs for leasing commissions in connection with leasing additional space at Phoenix Business Park. Net cash provided by investing activities decreased due to a decrease in the proceeds from the sale of property. Net cash used in financing activities increased due to a distribution of sale proceeds to the partners and the payoff of the mortgage note on Northbank Office Complex.

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

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $23,195,000 is amortized over varying periods with maturity dates from September 1999 to January 2010. The Partnership distributed approximately $4,000,000 to the partners during the six months ended June 30, 1996, and approximately $6,427,000 to the partners in 1995. On July 3, 1996, the Partnership distributed approximately $1,499,000 to the limited partners and $31,000 to the general partners from the proceeds of the sale of Northbank Office Complex. At this time, it appears that the original investment objective of capital growth will not be attained and that investors will not receive a return of all their invested capital.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1996.




                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.





                                          CENTURY PROPERTIES FUND XV

                                      By:   FOX CAPITAL MANAGEMENT CORPORATION
                                            MANAGING GENERAL PARTNER

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

                                      Date: August 12, 1996