Form 10QSB
period 1996-09-30
CENTURY PROPERTIES FUND XV
filed 1996-11-08
CIK 314690

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


              For the quarterly period ended September 30, 1996


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                           CENTURY PROPERTIES FUND XV

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1996


Assets
  Cash and cash equivalents                                       $        847
  Deferred costs, net                                                      556
  Other assets                                                           1,439
  Investment properties:
       Land                                           $     7,511
       Buildings and related personal property             47,616
                                                           55,127
  Less accumulated depreciation                           (23,681)      31,446
                                                                  $     34,288

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accrued expenses and other liabilities                          $      1,295
  Mortgages payable                                                     23,094

Partners' Capital (Deficit):
  Limited partners (89,980 units issued and
    outstanding)                                      $    10,996
  General partners                                         (1,097)       9,899
                                                                  $     34,288


          See Accompanying Notes to Consolidated Financial Statements

b)                            CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   1996         1995         1996         1995
Revenues:
 Rental income                 $     2,395  $     2,751  $     7,112  $    8,911
 Interest income                        16           63           65         106
 Gain on disposal of
   property                             --           --          626       7,866
Total revenue                        2,411        2,814        7,803      16,883
Expenses:
 Operating                           1,596        1,513        4,537       4,627
 Interest                              600          864        1,824       2,762
 Depreciation                          474          518        1,410       1,646
 General and administrative             14           55          215         177
Total expenses                       2,684        2,950        7,986       9,212
(Loss) income before
 minority interest in joint
 venture's operations and
 extraordinary loss                   (273)        (136)        (183)      7,671
Minority interest in joint
 venture's operations                   --           --           --        (854)
(Loss) income before
 extraordinary loss                   (273)        (136)        (183)      6,817
Extraordinary loss on early
extinguishment of debt                  --           --          (96)       (531)
  Net (loss) income            $      (273) $      (136) $      (279) $    6,286
Net (loss) income allocated
 to general partners           $        (5) $        (2) $        29  $      126
Net (loss) income allocated
 to limited partners                  (268)        (134)        (308)      6,160
Net (loss) income              $      (273) $      (136) $      (279) $    6,286

Net (loss) income per
limited partnership unit:
(Loss) income before
 extraordinary loss            $     (2.98) $     (1.48) $     (2.38) $    74.24
Extraordinary loss                      --           --        (1.05)      (5.78)
Net (loss) income per
limited partnership unit       $     (2.98) $     (1.48) $     (3.43) $    68.46
Distribution per limited
partnership unit               $     16.66  $     70.00  $     60.23  $    70.00

             See Accompanying Notes to Consolidated Financial Statements

 c)                            CENTURY PROPERTIES FUND XV

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                       Limited
                                     Partnership    General      Limited       Total
                                        Units      Partners     Partners      Capital
Partners' (deficit) capital
 at December 31, 1995                   89,980   $   (1,015)  $  16,723    $  15,708

Distributions paid                          --         (111)     (5,419)      (5,530)

Net income (loss) for the nine
 months ended September 30, 1996            --           29        (308)        (279)

Partners' (deficit) capital at
 September 30, 1996                     89,980   $  (1,097)   $  10,996    $   9,899

              See Accompanying Notes to Consolidated Financial Statements

d)                           CENTURY PROPERTIES FUND XV

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            1996         1995
Cash flows from operating activities:
  Net (loss) income                                     $       (279)    $  6,286
  Adjustments to reconcile net (loss) income to
  cash provided by operating activities:
   Depreciation                                                1,410        1,646
   Amortization of loan costs and leasing commissions            138          397
   Gain on disposal of property                                 (626)      (7,866)
   Extraordinary loss on early extinguishment of debt             96          531
   Minority interest in joint venture's operations                --          854
  Change in accounts:
   Deferred costs                                               (170)        (110)
   Other assets                                                  318          (93)
   Accrued expenses and other liabilities                         (3)        (252)
  Net cash provided by operating
       activities                                                884        1,393

Cash flows from investing activities:
  Property improvements and replacements                        (873)      (1,082)
  Proceeds from sale of property                               4,154       12,344
  Net cash provided by
       investing activities                                    3,281       11,262

Cash flows from financing activities:
  Satisfaction of notes payable                               (2,443)      (4,604)
  Mortgage principal payments                                   (353)        (456)
  Joint venture partner distributions                             --       (1,626)
  Distribution to partners                                    (5,530)      (6,427)
  Net cash used in financing activities                       (8,326)     (13,113)

Net decrease in cash and cash equivalents                     (4,161)        (458)

Cash and cash equivalents at beginning of period               5,008        1,606

Cash and cash equivalents at end of period              $        847     $  1,148

Supplemental information:
  Cash paid for interest                                $      1,725     $  2,487

          See Accompanying Notes to Consolidated Financial Statements

e)                            CENTURY PROPERTIES FUND XV

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited financial statements of Century Properties Fund XV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

  Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

  The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

  FCMC and Fox Realty Investors ("FRI"), a California general partnership, are the co-general partners of the Partnership.

  Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc., ("NPI Equity") the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity Investments II, Inc. and FCMC.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES - CONTINUED

  The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                       For the Nine Months Ended
                                                                September 30,
                                                            1996            1995

Property management fees (included in operating
  expenses)                                           $  309,000      $ 298,000
Reimbursement for services of affiliates (included
  in operating expenses and general and
  administrative expenses)                               121,000        108,000


  The reimbursement for services of affiliates for the nine month period ended September 30, 1996, includes approxiamtely $16,000 for construction-related services at Lakeside Place Apartments (see Item 2, "Management's Discussion and Analysis or Plan of Operation" for further discussion).

  For the period from January 19, 1996, to September 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

  During the nine months ended September 30, 1995, an affiliate of NPI was paid $5,000 relating to a successful real estate tax appeal on the Partnership's Farmer's Lane Plaza property. This fee is included in general and administrative expenses.

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

NOTE D - DISTRIBUTIONS

  During the nine months ended September 30, 1996, the Partnership distributed approximately $5,419,000 ($60.23 per limited partnership unit) to the limited partners and $111,000 to the general partners.

  During the nine months ended September 30, 1995, the Partnership distributed $6,299,000 ($70.00 per limited partnership unit) to the limited partners and $128,000 to the general partners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The Partnership's investment properties consist of three residential apartment complexes and one commercial property. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

Lakeside Place Apartments                    92%             95%
  Houston, Texas

Summerhill Apartments                        93%             96%
  Dallas, Texas

Preston Creek Apartments                     96%             97%
  Dallas, Texas

Phoenix Business Park
  Atlanta, Georgia                           96%             85%


  The Managing General Partner attributes the increase in occupancy at Phoenix Business Park to a tenant expanding their leased space and to the improved curb appeal and continued economic growth attributable to the Olympic games held in the Atlanta area earlier this year.

  The Partnership's net loss for the nine month period ended September 30, 1996, was approximately $279,000 of which a net loss of $273,000 was related to the three month period ended September 30, 1996. In 1995, the Partnership reported net income of approximately $6,286,000 and a net loss of approximately $136,000 for the corresponding nine and three month periods in 1995. The decrease in income is primarily attributable to a $7,866,000 gain on the sale of Plumtree Apartments, which occurred on April 12, 1995, versus a net gain of only $626,000 in 1996 as discussed in "Item 1, Note C - Disposition of Rental Properties". Despite the net losses reported for both the nine and three month periods, overall expenses decreased in 1996 versus 1995. This decrease can be attributed to the sale of Plumtree Apartments in April 1995 as well as the sales of Farmer's Lane Plaza in December 1995 and Northbank Office Complex in February 1996. All of the remaining residential rental properties have experienced improved operations with the exception of Lakeside. Thus far in 1996, Lakeside has experienced a decrease in occupancy and has had some non-recurring maintenance expenses related to the improvement of the appearance of the grounds and the exteriors of the buildings at the property. Phoenix Business Park has had improved operations for the nine and three month periods ended September 30, 1996, versus the corresponding periods in 1995. This improvement can be partially attributed to space expansion by an existing tenant. Also contributing to the improved operations is, as of September 30, 1996, Phoenix Business Park was 100% occupied. Finally, the Partnership reported an extraordinary loss on the early extinguishment of debt in the amount of $96,000 in 1996 versus $531,000 in 1995. This extraordinary loss in 1996 resulted from the sale of the Northbank Office Complex. The extraordinary loss in 1995 resulted from the sale of Plumtree Apartments. General and administrative expenses decreased during the three month period ended September 30, 1996, due to non-recurring reimbursements being paid to affiliates of the Managing General Partner during the first half of 1996.

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

  At September 30, 1996, the Partnership had unrestricted cash of approximately $847,000 compared to approximately $1,148,000 at September 30, 1995. Net cash provided by operating activities decreased as a result of the sale of two properties in 1995 as discussed in "Item 1, Note C - Disposition of Rental Properties", and the sale of Northbank Office Complex in 1996. In addition, the Partnership paid deferred costs for leasing commissions in connection with leasing additional space at Phoenix Business Park. Net cash provided by investing activities decreased due to a decrease in the proceeds from the sale of properties. Net cash used in financing activities decreased due to the payoff of two mortgage notes in 1995 related to the sales; only one has been paid-off in 1996. Also, in 1995, an increased amount of cash was distributed to the limited partners during the first nine months of 1995 versus the corresponding period of 1996.

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

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $23,094,000 is amortized over varying periods with maturity dates from September 1999 to January 2010. The Partnership distributed approximately $5,530,000 to the partners during the nine months ended September 30, 1996, and approximately $6,427,000 to the partners in 1995.

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None filed during the quarter ended September 30, 1996.



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


                           Date: November 7, 1996