Form 10KSB
period 1996-12-31
CENTURY PROPERTIES FUND XV
filed 1997-03-28
CIK 314690

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from         to

                         Commission file number 0-9680

                           CENTURY PROPERTIES FUND XV
                 (Name of small business issuer in its charter)

     California                                                  94-2625577
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                                      29602
(Address of principal executive offices)                        (Zip code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Limited Partnership Units
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $10,177,000.

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XV (the "Partnership") was organized in December 1979 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-66459), was declared effective by the Securities and Exchange Commission on May 1, 1980. The Partnership marketed its securities pursuant to its Prospectus dated May 1, 1980, as revised on May 29, 1980, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933. The principal business of the Partnership is and has been to acquire, hold for investment and ultimately sell income-producing real property. Beginning in July 1980 through April 1981, the Partnership offered $90,000,000 in Limited Partnership units and sold units having an initial cost of $89,980,000.

The net proceeds of this offering were used to acquire seventeen income-producing real properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in June 1982, and since then the principal activity of the Partnership has been managing its portfolio. In the period from 1986 through January 1992, six office buildings, three apartment buildings, and one shopping center were sold or otherwise disposed of. The Partnership sold two of its properties in 1995, an additional property was sold in the first quarter of 1996 and its remaining commercial property was sold in January 1997. See "Item 2, Description of Properties" for a description of the Partnership's properties.

On August 10, 1994, National Property Investors, Inc. ("NPI"), the then parent company of the Managing General Partner, entered into an agreement with an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo") to sell to Apollo up to one-third of the stock of NPI. In addition, Apollo obtained general and limited partnership interests in NPI-AP Management, L.P. ("NPI-AP"), an affiliate of the Managing General Partner. NPI-AP is a Delaware limited partnership whose general partner is NPI Property Management Corporation ("NPI Management"), an affiliate of NPI. NPI-Management became the managing general partner of NPI-AP, and assigned its interest in the management contract for the Partnership's properties to the partnership as well as all other properties it manages for partnerships affiliated with the Managing General Partner.

On October 12, 1994, NPI sold one-third of the stock of NPI to Apollo. Apollo was entitled to designate three of the seven directors of the Managing General Partner. In addition, the approval of certain major actions on behalf of the Partnership required the affirmative vote of at least five directors of the Managing General Partner.

On October 12, 1994, affiliates of Apollo acquired (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP (bringing its total equity interest in such entity to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in 12 affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interests in the Partnership as well as the remaining six partnerships in the National Property Investors Series.
On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI, NPI Equity II and the Managing General Partner resigned and an affiliate of Insignia caused new officers and directors of each of those entities to be elected. See "Item 9, Directors and Executive Officers of the Partnership".

On January 19, 1996, DeForest I and certain of its affiliates sold all of its interest in the Partnership to Riverside Drive L.L.C. ("Riverside") an affiliate of Insignia. Pursuant to a Schedule 13-D filed by Riverside with the Securities and Exchange Commission, Riverside acquired 35,473.17 limited partnership units or approximately 39.4% of the total limited partnership units of the Partnership. (See "Item 11, Security Ownership of Certain Beneficial Owners and Management.")

The Partnership is involved in only one industry segment, as described above. The Partnership does not engage in any foreign operations or derive revenues from foreign sources.

There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases, environmental testing has been performed which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The Limited Partners have no right to participate in the management or conduct of such business and affairs. NPI-AP provides day-to-day management services to the Partnership's residential investment properties. With respect to the Partnership's commercial property, which was sold in January 1997, management was performed by an unaffiliated third party management company.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. The remaining properties compete for rentals not only with similar apartment communities and commercial property parks, but also with other types of housing and business centers throughout the urban area. Such competition is primarily on the basis of location, rents, services, and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                         Date of
Property                 Purchase   Type of Ownership        Use

Lakeside Place Apartments  12/80   Fee ownership subject to  Residential rental
Houston, Texas                     first mortgage            734 units

Summerhill Apartments      08/81   Fee ownership subject to  Residential rental
  Dallas, Texas                    first mortgage            240 units

Preston Creek Apartments   08/81   Fee ownership subject to  Residential rental
  Dallas, Texas                    first mortgage            228 units

Phoenix Business Park      05/82   Fee ownership subject to  Office Building
  Atlanta, Georgia (1)             first mortgage            111,000 sq. ft.

(1) Property was sold in January, 1997.


SCHEDULE OF PROPERTIES:
(Dollar amounts in thousands)


                     Carrying   Accumulated                        Federal
Property               Value    Depreciation    Rate    Method    Tax Basis

Lakeside Place       $  30,165  $   13,811   5-30 yrs.    SL     $  17,512

Summerhill               7,902       3,600   5-30 yrs.    SL         1,769

Preston Creek            9,122       3,466   5-30 yrs.    SL         2,549

Phoenix Business Park    8,334       3,286   5-30 yrs.    SL         2,979

                     $  55,523  $   24,163                       $  24,809


See "Note A" of the consolidated financial statements included in "Item 7, Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(Dollar amounts in thousands)


                      Principal                                  Principal
                      Balance At                                  Balance
                     December 31,  Interest   Period   Maturity    Due At
Property                1996        Rate    Amortized    Date     Maturity

Lakeside Place        $14,636        9.6%    30 yrs.   7/01/01    $14,029

Summerhill              2,930        9.0%    13 yrs.   12/1/08         --

Preston Creek           4,500       7.33%      (1)     11/1/03      4,500

Phoenix Business Park   2,578        (2)       (2)       (2)          (2)

                      $24,644


(1) Monthly payments are interest only.
(2) Mortgage was paid in full in connection with the sale of the property in January, 1997. As such, the related information for this table is not revelant.

SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                           Average Annual                Average
                             Rental Rates                Occupancy
Property                    1996           1995        1996      1995

Lakeside Place         $ 7,684/unit  $ 7,537/unit      93%        94%

Summerhill               5,624/unit    5,296/unit      93%        96%

Preston Creek            7,499/unit    7,072/unit      96%        97%


As Phoenix Business Park was sold in January 1997, the related information for this table is not relevant.

As noted under "Item 1, Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual residential property tenant leases 10% or more of the available rental space.

Real estate taxes (in thousands) and rates in 1996 for each property were:

                                         1996         1996
                                       Billing        Rate

Lakeside Place Apartments             $  544         2.76%

Summerhill Apartments                    108         2.72

Preston Creek Apartments                 191         2.59

Phoenix Business Park                     66         4.15


ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not of a routine in nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.

                                       PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 89,980 Limited Partnership Units aggregating $89,980,000. The Partnership currently has 89,980 units outstanding and 5,539 Limited Partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

During the year ended December 31, 1996, the Partnership distributed approximately $5,419,000 ($60.23 per limited partnership unit) to the limited partners and $111,000 to the general partners, representing proceeds from sales. During the year ended December 31, 1995, the Partnership distributed $6,299,000 ($70.00 per limited partnership unit) to the limited partners and $128,000 to the general partners, representing proceeds from sales. The Managing General Partner plans to make a distribution of the proceeds from the sale of Phoenix Business Park in the first half of 1997.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1996, was approximately $1,642,000 versus net income of approximately $9,192,000 for the year ended December 31, 1995. The decrease in income is primarily attributable to an $11,484,000 gain on the sales of Plumtree Apartments, which occurred on April 12, 1995, and Farmers Lane Plaza, which occurred on December 29, 1995, versus a net gain of only $626,000 in 1996, including a gain on the sale of Northbank Office Complex of $881,000 and an additional loss of $255,000 due to additional costs related to the sale of Farmers Lane Plaza.

The Partnership experienced an overall decrease in expenses which can be attributed to the sale of Plumtree Apartments, Farmer's Lane Plaza, and Northbank Office Complex. The remaining residential rental properties have experienced improved operations with the exception of Lakeside Place. In 1996, Lakeside Place had some non-recurring maintenance expenses related to the improvement of the appearance of the grounds and the exteriors of the buildings at the property. Included in operating expense for the Partnership is approximately $966,000 of major repairs and maintenance comprised primarily of landscaping, gutters, exterior and interior building repairs, parking lot repairs and exterior painting, the majority of which were for Lakeside Place. Phoenix Business Park had improved operations for the year ended December 31, 1996, versus the corresponding period in 1995. This improvement can be partially attributed to space expansion by an existing tenant. Also contributing to the improved operations is, at December 31, 1996, Phoenix Business Park was 100% occupied. General and administrative expense increased for the year ended December 31, 1996, as compared to the year ended December 31, 1995, due to increases in professional fees including accounting services and legal fees.

On February 1, 1996, the Partnership sold Northbank Office Complex, located in Eugene, Oregon to an unaffiliated third party for $4,605,000. After payment of the mortgage totaling approximately $2,443,000 and closing expenses of approximately $170,000, the net proceeds received by the Partnership were approximately $1,992,000. The carrying value of the investment property at the time of the sale was approximately $3,472,000. For financial statement purposes, the sale resulted in a gain on disposal of property of approximately $881,000 and an extraordinary loss on early extinguishment of debt of approximately $96,000.

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

On December 29, 1995, the Partnership sold Farmers Lane Plaza, located in Santa Rosa, California to an unaffiliated third party for $8,750,000. Net proceeds to the Partnership after payment of closing costs and existing debt were approximately $3,995,000. The sale resulted in a gain of $3,618,000.
Subsequent to the closing, the Partnership paid $255,000 in additional costs in connection with the sale.

In connection with the sales of Plumtree Apartments and Farmers Lane Plaza in 1995, and the repayment of the related outstanding debt, the Partnership recognized an extraordinary loss on extinguishment of debt of $720,000, consisting of the write-off of unamortized discounts, deferred loan costs and prepayment premiums.

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

Liquidity and Capital Resources

At December 31, 1996, the Partnership had unrestricted cash of approximately $999,000 compared to approximately $5,008,000 at December 31, 1995. Net cash provided by operating activities decreased as a result of the sale of two properties in 1995 and the sale of Northbank Office Complex in 1996 as discussed above. In addition, the Partnership paid deferred costs for leasing commissions in connection with leasing additional space at Phoenix Business Park. Net cash provided by investing activities decreased due to a decrease in the proceeds from the sale of properties. Net cash used in financing activities decreased due to the payoff of two mortgage notes in 1995 related to the sales while only one has been paid-off in 1996. The mortgage encumbering Preston Creek was refinanced in 1996. Also, in 1995, an increased amount of cash was distributed to the limited partners.

On November 1, 1996, the Partnership refinanced the mortgage encumbering Preston Creek Apartments with a new first mortgage in the amount of $4,500,000. The new mortgage carries a stated interest rate of 7.33% and matures on November 1, 2003, with a balloon payment of $4,500,000. Total capitalized loan costs were approximately $125,000. The early extinguishment of debt resulted in an extraordinary loss of approximately $899,000, arising from prepayment penalties of approximately $74,000 and unamortized debt discount of approximately $825,000.

Subsequent to December 31, 1996, the Partnership sold Phoenix Business Park to an unrelated third party. The sale was completed on January 15, 1997, at a contract price of $5,600,000. The Partnership received net proceeds of approximately $2,314,000.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $24,644,000 is amortized over varying periods with maturity dates from July 2001 to December 2008. The Partnership distributed approximately $5,530,000 to the partners during the year ended December 31, 1996, and approximately $6,427,000 to the partners during the year ended December 31, 1995. The Managing General Partner plans to make a distribution of the proceeds from the sale of Phoenix Business Park in the first half of 1997.


ITEM 7.     FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1996

  Consolidated Statements of Operations - Years ended December 31, 1996 and
  1995

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1996 and 1995

  Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
  1995

  Notes to Consolidated Financial Statements



                          Independent Auditors' Report






To The Partners
Century Properties Income Fund XV
Greenville, South Carolina



We have audited the accompanying consolidated balance sheet of Century Properties Fund XV (a limited parntership)(the "Partnership") and its subsidiaries as of December 31, 1996, and the related consolidated statements of operations, partners' equity and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall consolidated financial statement presentation. We believe that out audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV and its subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                               /s/Imowitz Koenig & Co., LLP


New York, New York
February 5, 1997

                             CENTURY PROPERTIES FUND XV

                             CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                 December 31, 1996

Assets
  Cash and cash equivalents                                            $      999
  Deferred costs, net                                                         628
  Other assets                                                              1,459
  Investment properties:
       Land                                             $   7,511
       Buildings and related personal property             48,012
                                                           55,523
  Less accumulated depreciation                           (24,163)         31,360
                                                                       $   34,446

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accrued expenses and other liabilities                               $    1,266
  Mortgages payable                                                        24,644

Partners' Capital (Deficit):
  Limited partners (89,980 units issued and
    outstanding)                                        $   9,661
  General partners                                         (1,125)          8,536
                                                                       $   34,446

              See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                       Years Ended December 31,
                                                           1996         1995
Revenues:
  Rental income                                       $   9,478    $   11,430
  Interest income                                            73           130
  Gain on sale of property                                  626        11,484
    Total revenues                                       10,177        23,044

Expenses:
  Operating                                               6,217         6,190
  Interest                                                2,430         3,603
  Depreciation                                            1,892         2,250
  General and administrative                                285           221
  Total expenses                                         10,824        12,264

(Loss) income before extraordinary item and
  minority interest in joint venture operations            (647)       10,780

 Minority interest in joint venture operations               --          (868)
Loss) income  before extraordinary item                    (647)        9,912

Extraordinary item - loss on early
 extinguishment of debt                                    (995)         (720)

   Net (loss) income                                  $  (1,642)   $    9,192

Net income allocated to general partner               $       1    $      388
Net (loss) income allocated to limited partners          (1,643)        8,804
   Net (loss) income                                  $  (1,642)   $    9,192

Net (loss) income per limited partnership unit:
 (Loss) income before extraordinary item              $   (7.42)   $   105.69
 Extraordinary item                                      (10.84)        (7.85)
   Net (loss) income                                  $  (18.26)   $    97.84

Distribution per limited partnership unit             $   60.23    $    70.00

          See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                 Limited
                               Partnership  General    Limited
                                  Units     Partners  Partners      Total

Original Capital contributions   89,980    $       -- $  89,980 $   89,980

Partners' (deficit) capital at
 December 31, 1994               89,980    $   (1,275)$  14,218 $   12,943

Distributions paid                   --          (128)   (6,299)    (6,427)

Net income for the year
 ended December 31,1995              --           388     8,804      9,192

Partners' (deficit) capital
 at December 31, 1995            89,980        (1,015)   16,723     15,708

Distributions paid                   --          (111)   (5,419)    (5,530)

Net income (loss) for the year
 ended December 31, 1996             --             1    (1,643)    (1,642)

Partners' (deficit) capital
 at December 31, 1996            89,980      $ (1,125)$   9,661 $    8,536

          See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,
                                                          1996         1995
Cash flows from operating activities:
 Net (loss) income                                     $   (1,642)  $     9,192
 Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
  Depreciation                                              1,892         2,250
  Amortization of loan costs and leasing
   commissions                                                178           531
  Minority interest in joint venture operations                --           868
  Gain on sale of property                                   (626)      (11,484)
  Extraordinary loss on extinguishment of debt                995           720
 Change in accounts:
  Deferred costs                                             (147)         (122)
 Other assets                                                 298          (379)
 Accrued expenses and other liabilities                       (32)         (140)

      Net cash provided by
        operating activities                                  916         1,436

Cash flows from investing activities:
 Property improvements and replacements                    (1,269)       (1,457)
 Net proceeds from the sale of rental properties            4,154        20,875

      Net cash provided by investing activities             2,885        19,418

Cash flows from financing activities:
 Satisfaction of mortgage notes payable                    (6,143)      (11,121)
 Payments on mortgage principal                              (438)         (608)
 Proceeds from notes payable                                4,500         2,443
 Debt extinguishment costs                                    (74)           --
 Financing costs paid                                        (125)          (99)
 Cash distributions to partners                            (5,530)       (6,427)
 Joint venture partner distributions                           --        (1,640)
      Net cash used in financing activities                (7,810)      (17,452)

Net (decrease) increase in cash and
 cash equivalents                                          (4,009)        3,402

Cash and cash equivalents at beginning of year              5,008         1,606

Cash and cash equivalents at end of year               $      999   $     5,008

Supplemental disclosure of cash flow:
 Cash paid for interest                                $    2,253   $     3,600
Supplemental disclosure of non cash investing and
  financing activities:
 Property sale expenses accrued                        $       --   $        91
 Disposition of rental properties. See "Note E"

        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                   Notes to Consolidated Financial Statements

                               December 31, 1996


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

     Century Properties Fund XV (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns three residential apartment complexes located in Texas. Subsequent to December 31, 1996, the Partnership sold its office complex located in Georgia. The Managing General Partner is Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"). Fox Realty Investors ("FRI"), a California general partnership, is the co-general partner. The Partnership was organized in May 1980. Capital contributions of $89,980,000 ($1,000 per unit) were made by the limited partners.

Principles of Consolidation:

     The financial statements include all the accounts of the Partnership and its majority owned Partnerships. All significant interpartnership balances have been eliminated. Minority interest is not material and is not shown separately in the financial statements.

Cash and Cash Equivalents:

     The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties:

     In 1995, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property ranging from 5 to 40 years.

Leases and Lease Commissions:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership leases certain commercial space to tenants under various lease terms. The Partnership recognizes income as earned on its leases.

Deferred lease commissions on commercial space are amortized using the straight-line method over the lives of the related leases. Such amortization is charged to operating expenses. Unamortized lease commissions are included in deferred costs. At December 31, 1996, accumulated amortization of lease commissions totaled $88,000.

Loan Costs:

Loan costs of $676,000 are included in "Deferred costs, net" in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loan. At December 31, 1996, accumulated amortization is $221,000. Amortization of loan costs is included in interest expense.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

Fair Value:

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership ("Note C"). The fair value of the fixed rate mortgages is approximately $26,209,000 at December 31, 1996, versus a carrying value of $24,644,000.

Net Income (Loss) Per Weighted Average limited partnership Unit:

Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by 89,980 units outstanding.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications:

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired (i) control of NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of FCMC. NPI Equity is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995 (in thousands):


                                                        For the Years Ended
                                                            December 31,
                                                          1996         1995
Property management fees (included in operating
  expenses)                                              $  415      $ 399

Reimbursement for services of affiliates (included
  in investment properties, operating expenses and
  general and administrative expenses)                      165        152


The reimbursement for services of affiliates for the year ended December 31, 1996, includes approximately $22,000 for construction-related services.

In connection with the refinancing of Preston Creek, an affiliate of the Managing General Partner, received approximately $8,000 in November 1996. This amount is included in "Deferred costs, net."

On March 29, 1996, an affiliate of Insignia acquired the corporate general partners owning 1% of the subsidiary partnership which owns Summerhill Apartments.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

During the year ended December 31, 1995, an affiliate of NPI was paid $57,000 relating to successful real estate tax appeals on the Partnership's investment properties. This fee is included in operating expenses.

Approximately $259,000 of insurance premiums which were paid to an affiliate of NPI under a master insurance policy arranged for by such affiliate, and are included in operating expenses for the year ended December 31, 1995.

In accordance with the partnership agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income
(loss) and taxable income (loss). Gains from dispositions of the Partnership's properties were allocated first to the general partners, to the extent of distributions received or they were entitled to receive, then two percent of the remainder. Also in accordance with the Partnership Agreement, the general partners received distributions of $111,000 and $128,000 in 1996 and 1995, respectively.

NOTE C - MORTGAGES PAYABLE
(Dollar amounts in thousands)

The principle terms of mortgages payable are as follows:


                       Monthly                     Principal     Principal
                       Payment    Stated            Balance     Balance At
                      Including  Interest Maturity   Due At    December 31,
      Property         Interest    Rate     Date    Maturity        1996

Lakeside Place         $   126     9.60%  7/01/01 $  14,029    $  14,636
Summerhill                  33     9.00%  12/1/08        --        2,930
Preston Creek               27     7.33%  11/01/03    4,500        4,500
Phoenix Business Park       (1)     (1)     (1)          (1)       2,578
   Total                                                       $  24,644


 (1) Mortgage was paid in full in January, 1997, in conjunction with the sale of the property ("Note I").


Scheduled principal payments of the mortgages payable subsequent to December 31, 1996, are as follows:


                 1997                   $   2,835
                 1998                         282
                 1999                         309
                 2000                         339
                 2001                      14,316
              Thereafter                    6,563
                                        $  24,644


NOTE D - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION
(Dollar amounts in thousands)


                                       Initial Cost
                                      To Partnership
                                                                     Cost
                                                    Buildings     Capitalized
                                                   and Related     (Removed)
                                                     Personal    Subsequent to
      Description        Encumbrances     Land       Property     Acquisition

SUBSIDIARIES:
Lakeside Place          $  14,636     $  3,659    $  21,481       $   5,025
Summerhill                  2,930        1,003        6,069             830

PARTNERSHIP:
Preston Creek               4,500        2,118        5,793           1,211
Phoenix Business Park       2,578          746        5,176           2,412

 Total                  $  24,644     $  7,526    $  38,519       $   9,478


                               Gross Amount at Which Carried
                                   At December 31, 1996
                               Buildings             Accum-     Year     Depre-
                              And Related             lated      of      ciable
                                Personal             Depre-    Const-    Life-
   Description         Land     Property    Total    ciation     ion     Years

SUBSIDIARIES:
Lakeside Place       $ 3,659   $  26,506   $ 30,165 $  13,811  10/76   5-30 yrs.
Summerhill               999       6,903      7,902     3,600   9/79   5-30 yrs.

PARTNERSHIP:
Preston Creek          2,107       7,015      9,122     3,466  10/79   5-30 yrs.
Phoenix Business Park    746       7,588      8,334     3,286   6/80   5-39 yrs.

                     $ 7,511   $  48,012   $ 55,523 $  24,163


Reconciliation of Investment Properties and Accumulated Depreciation:


                                           December 31,
                                        1996         1995
Investment Properties
Balance at beginning of year          $59,945      $74,737
Property improvements                   1,269        1,457
   Disposals of property               (5,691)     (16,249)
Balance at end of year                $55,523      $59,945

                                           December 31,
                                        1996          1995
Accumulated Depreciation
Balance at beginning of year          $24,490       $29,112
Additions charged to expense            1,892         2,250
   Disposals of property               (2,219)       (6,872)
Balance at end of year                $24,163       $24,490


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995, is $62,974,000 and $68,411,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1996 and 1995, is $38,165,000 and $41,204,000.

NOTE E - DISPOSITION OF RENTAL PROPERTIES

On February 1, 1996, the Partnership sold Northbank Office Complex, located in Eugene, Oregon, to an unaffiliated third party for $4,605,000. After payment of the mortgage totaling approximately $2,443,000 and closing expenses of approximately $170,000, the net proceeds received by the Partnership were approximately $1,992,000. The carrying value of the investment property at the time of the sale was approximately $3,472,000. For financial statement purposes, the sale resulted in a gain on disposal of property of approximately $881,000 and an extraordinary loss on early extinguishment of debt of approximately $96,000.

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

On December 29, 1995, the Partnership sold Farmers Lane Plaza, located in Santa Rosa, California, to an unaffiliated third party for $8,750,000. Net proceeds to the Partnership after payment of closing costs and existing debt were approximately $3,995,000. The sale resulted in a gain of $3,618,000. Subsequent to the closing, the Partnership paid $255,000 in additional costs in connection with the sale.

In connection with the sale of properties and the repayment of the related outstanding debt, the Partnership recognized an extraordinary loss on extinguishment of debt in 1995 of $720,000, consisting of the write-off of unamortized discounts, deferred loan costs and prepayment premiums.

NOTE F - REFINANCING AND EXTRAORDINARY LOSS

On November 1, 1996, the Partnership refinanced the mortgage encumbering Preston Creek Apartments with a new first mortgage in the amount of $4,500,000. The new mortgage carries a stated interest rate of 7.33% and matures on November 1, 2003, with a balloon payment of $4,500,000. Total capitalized loan costs were approximately $125,000. The early extinguishment of debt resulted in an extraordinary loss of approximately $899,000, arising from prepayment penalties of approximately $74,000 and unamortized debt discount of approximately $825,000.

NOTE G - DISTRIBUTIONS

During the year ended December 31, 1996, the Partnership distributed approximately $5,419,000 ($60.23 per limited partnership unit) to the limited partners and $111,000 to the general partners.

During the year ended December 31, 1995, the Partnership distributed $6,299,000 ($70.00 per limited partnership unit) to the limited partners and $128,000 to the general partners.


NOTE H - INCOME TAXES

Differences between the net income (loss) as reported and Federal taxable loss result primarily from (1) depreciation over different methods and lives and on differing cost bases and (2) change in rental income received in advance. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):


                                   For the year ended December 31,
                                         1996            1995

Net (loss) income as reported           $(1,642)       $  9,192
Add (deduct):
 Depreciation                              (252)           (935)
 Gain on property dispositions, net       1,909           3,510
 Unearned revenue                            30              (4)
 Amortization of notes payable
  discount                                  893             347
 Minority interest                           --          (1,873)
 Other                                       38             (80)

Net (loss) income-income tax method     $   976        $ 10,157

Taxable (loss) income per limited
 partnership unit                       $    10        $    118


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of partners' equity (in thousands):


                                                      1996

Partners' equity as reported                     $   8,536
 Depreciation                                      (14,002)
 Sales commission and organization expenses         10,322
 Payments credited to rental properties                 81
 Unearned revenue                                       28
 Amortization of notes payable discount              7,312
 Other                                                  81

Partners' equity-income tax method               $  12,358


NOTE I - SUBSEQUENT EVENT

Subsequent to December 31, 1996, the Partnership sold Phoenix Business Park to an unrelated third party for a contract price of $5,600,000. After payment of the mortgage payable, closing costs and related expense of approximately $227,000, the Partnership received proceeds of approximately $2,314,000. A gain of approximately $1,000 will be recognized in 1997 on disposition of the property. A loss on early extinguishment of debt of approximately $233,000 will be recognized in 1997.


NOTE J - PRO FORMA FINANCIAL INFORMATION

The following pro forma consolidated balance sheet as of December 31, 1996, and the pro forma consolidated statement of operations for the year ended December 31, 1996, give effect to the sale of Phoenix Business Park. The adjustments related to the pro forma consolidated balance sheet assume the transaction was consummated at December 31, 1996, while the adjustments to the pro forma consolidated income statements assume the transaction was consummated at the beginning of the year presented. The sale occurred on January 15, 1997.

The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of Phoenix Business Park and to reflect consideration received for the property.

These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or that may be achieved in the future.

                        PRO FORMA CONSOLIDATED BALANCE SHEET
                                 December 31, 1996
                                   (in thousands)

                                                        Pro Forma
                                           Historical  Adjustments   Pro Forma
Assets
 Cash and cash equivalents                 $      999 $     2,314  $     3,313
 Deferred costs, net                              628        (195)         433
 Other assets                                   1,459          (2)       1,457
 Investment property:
   Real estate                                 55,523      (8,334)      47,189
   Accumulated depreciation                   (24,163)      3,286      (20,877)
 Real estate, net                              31,360      (5,048)      26,312

                                           $   34,446 $    (2,931) $    31,515

Liabilities and Partners' Equity
Liabilities
 Accrued expenses and other liabilities    $    1,266 $       (53) $     1,213
 Mortgages payable                             24,644      (2,578)      22,066
                                               25,910      (2,631)      23,279

Partners' Capital                               8,536        (300)       8,236

                                           $   34,446 $    (2,931) $    31,515


                   PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   For the twelve months ended December 31, 1996
                          (in thousands, except unit data)


                                                         Pro Forma
                                            Historical  Adjustments  Pro Forma
Revenues:
 Rental income                             $    9,478  $   (1,011) $     8,467
 Interest income                                   73         (10)          63
 Gain on sale of property                         626          --          626
     Total revenues                            10,177      (1,021)       9,156

Expenses:
 Operating                                      6,217        (332)       5,885
 Interest                                       2,430        (235)       2,195
 Depreciation                                   1,892        (395)       1,497
 General and administrative                       285          --          285
     Total expenses                            10,824        (962)       9,862

Loss before extraordinary item                   (647)        (59)        (706)
Extraordinary loss on early extinguishment
  of debt                                        (995)         --         (995)
  Net loss                                 $   (1,642) $      (59) $    (1,701)

 Net loss per limited partnership unit     $   (18.26) $    (0.63) $    (18.89)



     The historical information above includes applicable operating results for the properties sold during 1996, while the pro forma adjustments relate only to the subsequent sale of Phoenix Business Park.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1996 or 1995 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The Partnership has no officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business.

The names, ages and positions held by executive officers and directors of the Managing General Partner, as of December 31, 1996, are as follows:


    Name                                 Age         Position

    William H. Jarrard, Jr.              50          President and Director

    Ronald Uretta                        41          Vice President and
                                                     Treasurer

    John K. Lines                        37          Vice President and
                                                     Secretary

    Kelley M. Buechler                   39          Assistant Secretary


William H. Jarrard, Jr. has been President and Director of the Managing General Partner since June 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 to January 1996. During the five years prior to joining Insignia in 1991, he served in similar capacities for U. S. Shelter.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996 and Insignia's Chief Operating Officer since August 1996. From January 1992 to August 1996, Mr. Uretta was Insignia's Chief Financial Officer. Mr. Uretta was Insignia's Secretary from January 1992 to June 1994. From May 1988 until September 1990, Mr. Uretta was a self-employed financial consultant. From January 1978 until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

John K. Lines has been Vice President and Secretary of the Managing General Partner since June 1996, Insignia's General Counsel since June 1994, and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996. Ms. Buechler has been Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U. S. Shelter.

No family relationships exist among any of the officers or directors of the Managing General Partner.


ITEM 10. EXECUTIVE COMPENSATION

The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See "Item 12, Certain Relationships and Related Transactions").

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement.

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of December 31, 1996.

      Name and address of     Amount and nature of
      Beneficial Owner        Beneficial Owner         % of Class

      Riverside Drive LLC          35,473.17             39.4%

      All directors and
      executive officers as
      a group                          --                   --

There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

National Property Investors, Inc. ("NPI") is the parent company of the Managing General Partner. On January 19, 1996, an affiliate of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding stock of NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred in 1996 and 1995 (in thousands):


                                                          For the Years Ended
                                                                December 31,
                                                            1996            1995

Property management fees (included in operating
  expenses)                                              $  415          $ 399

Reimbursement for services of affiliates (included
  in investment properties, operating expenses and
  general and administrative expenses)                      165            152


The reimbursement for services of affiliates for the year ended December 31, 1996, includes approximately $22,000 for construction-related services.

For the period from January 19, 1996, to December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

During the year ended December 31, 1995, an affiliate of NPI was paid $57,000 relating to successful real estate tax appeals on the Partnership's investment properties. This fee is included in operating expenses.

Approximately $259,000 of insurance premiums which were paid to an affiliate of NPI, Inc. under a master insurance policy arranged for by such affiliate, are included in operating expenses for the year ended December 31, 1995.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index contained herein.
(b)   Reports on Form 8-K filed during the fourth quarter of 1996: None.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CENTURY PROPERTIES FUND XV

                           By:   FOX CAPITAL MANAGEMENT CORPORATION,
                                 Managing General Partner



                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                          Date:   March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

          Signature/Title               Title                    Date

          /s/William H. Jarrard, Jr.    President and       March 28, 1997
          William H. Jarrard, Jr.       Director

          /s/Ronald Uretta              Vice President and  March 28, 1997
          Ronald Uretta                 Treasurer



                       CENTURY PROPERTIES INCOME FUND XV
                                 EXHIBIT INDEX



   Exhibit Number                          Description of Exhibit

   2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1995, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1995.

   2.2 Partnership Units Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit
                          2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1995.

   2.3 Management Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 995.

   2.5 Master Indemnity Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   3.4 Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-79007).

   10.1 Deed of Trust Note dated June 1, 1994, made by Century Lakeside Place, L.P. in favor of Value Line Mortgage Corporation, incorporated by reference to the Partnership's Form 10-Q for the quarter ended June 30, 1994.

   10.2 Deed of Trust, Security Agreement and Assignment of Leases and Rents dated June 1, 1994, from Lakeside Place, L.P. to Jeffrey H. Gelman for the benefit of Value Line Mortgage Corporation, incorporated by reference to the Partnership's Form 10-Q for the quarter ended September 30, 1994.

   10.3 Fifth Amendment to Note dated as of September 14, 1994, by and between the Partnership and New York Life Insurance Company, incorporated by reference to the Partnership's Form 10-Q for the quarter ended September 30, 1994.

   10.4 Fifth Modification to Deed to Secure Debt and Security Agreement dated as of September 14, 1994, by and between the Partnership and New York Life Insurance Company, incorporated by reference to the Partnership's Form 10-Q for the quarter ended September 30, 1994.

   10.5 Amended and Restated Assignment of Leases and Rents dated as of September 14, 1994, by and between the Partnership and New York Life Insurance Company, incorporated by reference to the Partnership's Form 10-Q for the quarter ended September 30, 1994.

   10.6 Multifamily Note dated November 1, 1996, by and between the Partnership and Lehman Brothers Holdings, Inc. for Preston Creek Apartments.

   27                     Financial Data Schedule.