Form 10QSB
period 1997-03-31
CENTURY PROPERTIES FUND XV
filed 1997-05-14
CIK 314690

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       Quarterly or Transitional Report
                 (As last amended by 34-32231, eff. 6/3/93.)


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1997


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                           CENTURY PROPERTIES FUND XV

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                   March 31, 1997





Assets
  Cash and cash equivalents                                      $    3,375
  Receivables and deposits                                              996
  Other assets                                                          477
  Investment properties:
       Land                                       $   6,765
       Buildings and related personal property       40,638
                                                     47,403
  Accumulated depreciation                          (21,255)         26,148
                                                                 $   30,996

Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                               $      108
  Tenants security deposit payable                                      132
  Accrued property taxes                                                233
  Other liabilities                                                     210
  Notes payable                                                      22,004

Partners' Capital (Deficit):

  Limited partners' (89,980 units issued and
    outstanding)                                  $   9,439
  General partner's                                  (1,130)          8,309
                                                                 $   30,996

          See Accompanying Notes to Consolidated Financial Statements


b)                            CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)


                                                         Three Months Ended
                                                              March 31,
                                                          1997         1996
Revenues:
 Rental income                                         $   2,084    $   2,323
 Interest and other income                                   114          100
 Gain on disposal of property                                  1          626
  Total revenue                                            2,199        3,049

Expenses:
 Operating                                                 1,220        1,441
 Interest                                                    527          621
 Depreciation                                                395          463
 General and administrative                                   51          109
  Total expenses                                           2,193        2,634

Income before extraordinary loss                               6          415
Extraordinary loss on early extinguishment of debt          (233)         (96)
Net (loss) income                                       $   (227)   $     319

Net (loss) income allocated to general partners         $     (5)   $      40
Net (loss) income allocated to limited partners             (222)         279
Net (loss) income                                       $   (227)   $     319

Net (loss) income per limited partnership unit:
  Income before extraordinary loss                     $     .07    $    4.15
  Extraordinary loss                                       (2.54)       (1.05)
  Net (loss) income per limited partnership unit       $   (2.47)   $    3.10

Distribution per limited partnership unit              $      --    $   43.57

             See Accompanying Notes to Consolidated Financial Statements


 c)                            CENTURY PROPERTIES FUND XV

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)



                                  Limited
                                Partnership    General     Limited    Total
                                   Units       Partner    Partners   Capital

Original capital contribution      89,980     $     --   $  89,980   $ 89,980

Partners' (deficit) capital
 at December 31, 1996              89,980     $ (1,125)  $   9,661   $  8,536

Net loss for the three months
 ended March 31, 1997                  --           (5)       (222)      (227)

Partners' (deficit) capital at
 March 31, 1997                    89,980     $ (1,130)   $  9,439   $  8,309


              See Accompanying Notes to Consolidated Financial Statements


d)                           CENTURY PROPERTIES FUND XV

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                            1997          1996
Cash flows from operating activities:
  Net (loss) income                                    $       (227) $      319
  Adjustments to reconcile net (loss) income to net
  cash provided by operating activities:
   Depreciation                                                 395         463
   Amortization of loan costs and leasing commissions            22          51
   Gain on disposal of property                                  (1)       (626)
   Extraordinary loss on early extinguishment of debt           233          96
  Change in accounts:
   Receivables and deposits                                     390         374
   Other assets                                                   4         206
   Accounts payable                                            (203)        196
   Tenant security deposits                                     (34)        (41)
   Accrued property taxes                                      (322)       (525)
   Other liabilities                                            (25)        121

       Net cash provided by operating activities                232         634

Cash flows from investing activities:
  Deposits to restricted escrows                                (41)       (168)
  Withdrawals from restricted escrows                            37          22
  Property improvements and replacements                       (346)       (201)
  Net proceeds from the sales of properties                   5,372       4,154

       Net cash provided by investing activities              5,022       3,807

Cash flows from financing activities:
  Payments on mortgage principal                                (62)       (121)
  Satisfaction of mortgage note payable                      (2,578)     (2,443)
  Debt extinguishment costs                                    (211)         --
  Loan costs                                                    (27)         --
  Distributions to partners                                      --      (4,000)

       Net cash used in financing activities                 (2,878)     (6,564)

Net increase (decrease) in cash and cash equivalents          2,376      (2,123)
Cash and cash equivalents at beginning of period                999       5,008
Cash and cash equivalents at end of period                $   3,375    $  2,885

Supplemental information:
  Cash paid for interest                                  $     520    $    589

          See Accompanying Notes to Consolidated Financial Statements


e)                            CENTURY PROPERTIES FUND XV

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation, a California corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense during the three month periods ended March 31, 1997 and 1996 (dollar amounts in thousands):


                                                    For the Three Months Ended
                                                             March 31,
                                                        1997          1996
Property management fees (included in operating
  expenses)                                            $  105       $ 116
Reimbursement for services of affiliates, including
  approximately $6,000 in construction services
  reimbursements (included in operating expenses
  and general and administrative expenses                  35          71

For the period from January 19, 1996 to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISPOSITION OF RENTAL PROPERTIES

On January 15, 1997, the Partnership sold Phoenix Business Park property, located in Atlanta, Georgia, to an unrelated party for a contract price of $5,600,000. After payment of the mortgage payable, closing costs and related expenses, the Partnership received proceeds of approximately $2,314,000. The carrying value of the investment property at the time of the sale was approximately $5,164,000. For financial statement purposes, the sale resulted in a gain of approximately $1,000. For financial statement purposes, the payment of the mortgage payable resulted in an extraordinary loss on early extinguishment of debt of approximately $233,000.

On February 1, 1996, the Partnership sold Northbank Office Complex, located in Eugene, Oregon, to an unaffiliated third party for $4,605,000. After payment of the mortgage and closing expenses, the net proceeds received by the Partnership were approximately $1,992,000. The carrying value of the investment property at the time of the sale was approximately $3,472,000. For financial statement purposes, the sale resulted in a gain on disposal of property of approximately $881,000 and an extraordinary loss on early extinguishment of debt of approximately $96,000.

On December 29, 1995, the Partnership sold Farmers Lane Plaza which resulted in a reported gain of approximately $3,618,000. During the first quarter of 1996, the Partnership paid approximately $225,000 in additional costs in connection with the sale. These costs were reported as a loss on the disposition of property for the three month period ended March 31, 1996.

NOTE D - DISTRIBUTIONS

During the three month period ended March 31, 1997, the Partnership did not make any distributions to the partners.

During the three month period ended March 31, 1996, the Partnership distributed approximately $3,920,000 ($43.57 per limited partnership unit) to the limited partners and approximately $80,000 to the general partners.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1997 and 1996:

                                                 Average
                                                Occupancy
Property                                     1997           1996
Lakeside Place Apartments                    92%             90%
  Houston, Texas
Summerhill Apartments                        89%             93%
  Dallas, Texas
Preston Creek Apartments                     95%             96%
  Dallas, Texas

The Managing General Partner attributes the decrease in occupancy at Summerhill to new construction and increased competition in the market.

The Partnership's net loss for the three month period ended March 31, 1997, was approximately $227,000, versus net income of approximately $319,000 for the corresponding period of 1996. The decrease in income is primarily attributable to the gain on the sale which was recognized in 1996 of the investment property Northbank Office Complex as discussed in "Item 1. Note C - Disposition of Rental Properties". Also contributing to the decrease in net income was the extraordinary loss on early extinguishment of debt in connection with the sale of Phoenix Business Park in 1997 of $233,000, versus an extraordinary loss on early extinguishment of debt of $96,000 in connection with the sale of Northbank Office Complex in 1996. Overall, the decrease in rental revenue and total expenses is the result of the sale of Northbank Office Complex in February 1996 and the sale of Phoenix Business Park in January 1997. At the remaining properties, operating expenses decreased at Preston Creek Apartments and maintenance expenses decreased at Preston Creek Apartments and Lakeside Place Apartments. The decrease in operating expenses at Preston Creek is primarily due to decreased utility expenses, especially for water. The decrease in maintenance expenses at Preston Creek Apartments and Lakeside Place Apartments is primarily due to decreased interior and exterior building improvements. Included in operating expenses are approximately $50,000 in major repair and maintenance costs, versus $59,000 for the corresponding period in 1996. The majority of these costs are attributable to the above mentioned renovations and improvements. Interest expense decreased due to the debt refinancing for Preston Creek property in the fourth quarter of 1996. General and administrative expenses decreased during the three month period ended March 31, 1997, primarily due to the transition and relocation of the administrative offices during the first quarter of 1996.

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


At March 31, 1997, the Partnership has unrestricted cash of approximately $3,375,000 compared to approximately $2,885,000 at March 31, 1996. Net cash provided by operating activities decreased due to the timing of payments related to accounts payable and other liabilities. This was partially offset by the decrease in property tax bills for Preston Creek Apartments. Net cash provided by investing activities increased due to an increase in the net proceeds from the sales of properties. Net cash used in financing activities decreased due to the distribution paid to the partners in the first quarter of 1996 with no corresponding activity in the first quarter of 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $22,004,000 is amortized over varying periods with maturity dates from July 2001 to December 2008. The Managing General Partner has received an unsolicited offer to purchase Summerhill Apartments. The Managing General Partner is currently evaluating this offer and will make a determination in regard to the sale of this property. The Partnership distributed approximately $4,000,000 to partners during the first quarter of 1996. The Managing General Partner plans to make a distribution of the proceeds from the sale of Phoenix Business Park in 1997.

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended March 31, 1997.




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



                           CENTURY PROPERTIES FUND XV


                           By:   FOX CAPITAL MANAGEMENT CORPORATION
                                 Managing General Partner

                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer


                           Date: May 14, 1997