Form 10QSB
period 1997-06-30
CENTURY PROPERTIES FUND XV
filed 1997-07-31
CIK 314690

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


                 For the quarterly period ended June 30, 1997


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from.........to.........


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                           CENTURY PROPERTIES FUND XV

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                   June 30, 1997

Assets
  Cash and cash equivalents                                            $    3,758
  Receivables and deposits                                                    727
  Other assets                                                                571
  Investment properties:
       Land                                             $   6,765
       Buildings and related personal property             40,830
                                                           47,595
       Accumulated depreciation                           (21,632)         25,963
                                                                       $   31,019

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                     $       93
  Tenant security deposits payable                                            129
  Accrued property taxes                                                      457
  Other liabilities                                                           220
  Mortgage notes payable                                                   21,941

Partners' Capital (Deficit):
  Limited partners' (89,980 units issued and
    outstanding)                                        $   9,311
  General partners'                                        (1,132)          8,179
                                                                       $   31,019

          See Accompanying Notes to Consolidated Financial Statements

b)                            CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                        1997         1996        1997        1996
Revenues:
 Rental income                        $ 2,083      $ 2,235     $ 4,167     $ 4,558
 Other income                             101          108         215         208
 Gain on sale of properties                --           --           1         626
   Total revenue                        2,184        2,343       4,383       5,392
Expenses:
 Operating                              1,315        1,500       2,535       2,941
 Interest                                 518          603       1,045       1,224
 Depreciation                             386          473         781         936
 General and administrative                95           92         146         201
   Total expenses                       2,314        2,668       4,507       5,302
(Loss) income before
  extraordinary loss                     (130)        (325)       (124)         90
Extraordinary loss on
  extinguishment of debt                   --           --        (233)        (96)

Net loss                              $  (130)     $  (325)    $  (357)    $    (6)
Net (loss) income allocated
 to general partners                  $    (2)     $    (6)    $    (7)    $    34
Net loss allocated
 to limited partners                     (128)        (319)       (350)        (40)
                                      $  (130)     $  (325)    $  (357)    $    (6)

Net (loss) income per limited
  partnership unit:
Net (loss) income before
  extraordinary loss                  $ (1.42)     $ (3.55)    $ (1.35)    $   .60
Extraordinary loss on
  extinguishment of debt                   --           --       (2.54)      (1.05)

Net loss per limited
  partnership unit                    $ (1.42)     $ (3.55)    $ (3.89)    $  (.45)

Distribution per limited
  partnership unit                    $    --      $    --     $    --     $ 43.57

             See Accompanying Notes to Consolidated Financial Statements

 c)                            CENTURY PROPERTIES FUND XV

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)


                                    Limited
                                  Partnership  General     Limited     Total
                                     Units     Partners'  Partners'   Capital

Original capital contribution      89,980       $     --  $  89,980  $ 89,980

Partners' (deficit) capital
 at December 31, 1996              89,980       $ (1,125) $   9,661  $  8,536

Net loss for the six months
 ended June 30, 1997                   --             (7)      (350)     (357)

Partners' (deficit) capital at
 June 30, 1997                     89,980       $ (1,132)  $  9,311  $  8,179

              See Accompanying Notes to Consolidated Financial Statements


d)                          CENTURY PROPERTIES FUND XV

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                 Six Months Ended
                                                                     June 30,
                                                                1997           1996
Cash flows from operating activities:
  Net loss                                                   $  (357)       $    (6)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation                                                  781            936
   Amortization of loan costs and leasing commissions             42             93
   Gain on sale of properties                                     (1)          (626)
   Loss on disposal of property                                   18             --
   Extraordinary loss on extinguishment of debt                  233             96
   Change in accounts:
     Receivables and deposits                                    417            405
     Other assets                                                (74)            27
     Accounts payable                                           (217)           (15)
     Tenant security deposits payable                            (37)           (49)
     Accrued property taxes                                      (98)          (307)
     Other liabilities                                           (15)           107

       Net cash provided by operating activities                 692            661

Cash flows from investing activities:
  Deposits to restricted escrows                                 (89)          (113)
  Withdrawals from restricted escrows                            327             47
  Property improvements and replacements                        (433)          (691)
  Proceeds from property sales                                 5,203          4,154

       Net cash provided by investing activities               5,008          3,397

Cash flows from financing activities:
  Mortgage principal payments                                   (125)          (237)
  Satisfaction of mortgage notes payable                      (2,578)        (2,443)
  Debt extinguishment costs                                     (211)            --
  Loan costs                                                     (27)            (6)
  Distribution to partners                                        --         (4,000)

       Net cash used in financing activities                  (2,941)        (6,686)

Net increase (decrease) in cash and cash equivalents           2,759         (2,628)

Cash and cash equivalents at beginning of period                 999          5,008

Cash and cash equivalents at end of period                   $ 3,758        $ 2,380

Supplemental information:
  Cash paid for interest                                     $ 1,018        $ 1,158

          See Accompanying Notes to Consolidated Financial Statements

e)                            CENTURY PROPERTIES FUND XV

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Century Properties Fund XV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

FCMC and Fox Realty Investors ("FRI"), a California general partnership, are the general partners of the Partnership.

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

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the six month periods ended June 30, 1997 and 1996 (in thousands):

                                                       For the Six Months Ended
                                                               June 30,
                                                         1997           1996
Property management fees (included in operating
  expenses)                                            $  212          $ 204
Reimbursement for services of affiliates
  (included in operating expenses and
  general and administrative expenses)                     78            109

For the period from January 19, 1996 to June 30, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISPOSITION OF RENTAL PROPERTIES

On January 15, 1997, the Partnership sold Phoenix Business Park property, located in Atlanta, Georgia, to an unrelated party for a contract price of $5,600,000. After payment of the mortgage note payable, closing costs and related expenses, the Partnership received proceeds of approximately $2,414,000. The carrying value of the investment property at the time of the sale was approximately $5,031,000. For financial statement purposes, the sale resulted in a gain of approximately $1,000. For financial statement purposes, the payment of the mortgage note payable resulted in an extraordinary loss on extinguishment of debt of approximately $233,000.

On February 1, 1996, the Partnership sold Northbank Office Complex, located in Eugene, Oregon, to an unaffiliated third party for $4,605,000. After payment of the mortgage note payable and closing expenses, the net proceeds received by the Partnership were approximately $1,992,000. The carrying value of the investment property at the time of the sale was approximately $3,472,000. For financial statement purposes, the sale resulted in a gain of approximately $881,000 and an extraordinary loss on extinguishment of debt of approximately $96,000.

On December 29, 1995, the Partnership sold Farmers Lane Plaza which resulted in a reported gain of approximately $3,618,000. During the first quarter of 1996, the Partnership paid approximately $255,000 in additional costs in connection with the sale. These costs were reported as a reduction in the gain on the sale of properties during the six month period ended June 30, 1996.

NOTE D - DISTRIBUTIONS

During the six month period ended June 30, 1997, the Partnership did not make any distributions to the partners.

During the six month period ended June 30, 1996, the Partnership distributed approximately $3,920,000 ($43.57 per limited partnership unit) to the limited partners and approximately $80,000 to the general partners. On July 3, 1996, the Partnership distributed approximately $1,499,000 ($16.66 per limited partnership unit) to the limited partners and $31,000 to the general partners from the proceeds of the sale of Northbank Office Complex.

NOTE E - SUBSEQUENT EVENTS

In July 1997, the Partnership distributed approximately $2,845,000 ($31.62 per limited partnership unit) to the limited partners and $58,000 to the general partners from the remaining proceeds from the sale of Northbank Office Complex, the proceeds from the sale of Phoenix Business Park and cash flows from operations. In addition, a partnership management fee of approximately $3,000, was paid to the general partners as required by the Partnership Agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of three residential apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1997 and 1996:


                                                  Average
                                                 Occupancy
Property                                     1997           1996
Lakeside Place Apartments                    94%             91%
  Houston, Texas
Preston Creek Apartments                     94%             96%
  Dallas, Texas
Summerhill Apartments                        89%             93%
  Dallas, Texas

The Managing General Partner attributes the decreases in occupancy at Summerhill to new construction and increased competition in the market.

The Partnership realized net losses of approximately $357,000 and $6,000 for the six months ended June 30, 1997 and 1996, respectively. During the three months ended June 30, 1997 and 1996, the Partnership realized net losses of approximately $130,000 and $325,000, respectively. The increase in loss for the six month period is primarily attributable to the gain on the sale, which was recognized in 1996, of the Northbank Office Complex, as discussed in "Item 1. Note C - Disposition of Rental Properties". Also contributing to the increase in net loss was the extraordinary loss on extinguishment of debt in connection with the sale of Phoenix Business Park in 1997 of $233,000, versus an extraordinary loss on extinguishment of debt of $96,000 in connection with the sale of Northbank Office Complex in 1996. Overall, the decrease in rental revenue and total expenses is the result of the sale of Northbank Office Complex in February 1996 and the sale of Phoenix Business Park in January 1997. At the remaining properties, rental income increased by approximately $148,000, primarily at Lakeside Place Apartments, and operating expenses decreased by approximately $184,000, primarily due to decreased maintenance expense. Included in operating expenses for the remaining properties in the six months ended June 30, 1997, are approximately $92,000 in major repair and maintenance costs, versus $364,000 for the corresponding period in 1996. The majority of these costs are attributable to landscaping, parking lot repairs, and interior and exterior building repairs at Lakeside Place in 1996. Interest expense at the remaining properties decreased due to the debt refinancing for Preston Creek in the fourth quarter of 1996. General and administrative expenses decreased during the six month period ended June 30, 1997, primarily due to the transition and relocation of the administrative offices during the first quarter of 1996.

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

At June 30, 1997, the Partnership has unrestricted cash of approximately $3,758,000 compared to approximately $2,380,000 at June 30, 1996. Net cash provided by operating activities increased due to the timing of payments related to accrued taxes. Net cash provided by investing activities increased due to an increase in the proceeds from property sales. Also contributing to the increase in cash provided by investing activities was an increase in withdrawals from restricted escrows and a decrease in property improvements and replacements.
Net cash used in financing activities decreased due to the distribution paid to the partners in the first six months of 1996 with no distributions being made in the first six months of 1997. However, as stated below, the Partnership made a $2,903,000 distribution to the partners in July 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The remaining mortgage indebtedness of $21,941,000 is amortized over varying periods with maturity dates from July 2001 to December 2008. The Managing General Partner has received an unsolicited offer to purchase Summerhill Apartments.
The Managing General Partner is currently evaluating this offer and will make a determination in regard to the sale of this property. In July 1997, the Partnership distributed approximately $2,845,000 ($31.62 per limited partnership unit) to the limited partners and $58,000 to the general partners from the remaining proceeds from the sale of Northbank Office Complex, the proceeds from the sale of Phoenix Business Park and cash flows from operations. During the six month period ended June 30, 1996, the Partnership distributed approximately $3,920,000 ($43.57 per limited partnership unit) to the limited partners and approximately $80,000 to the general partners. On July 3, 1996, the Partnership distributed approximately $1,499,000 ($16.66 per limited partnership unit) to the limited partners and $31,000 to the general partners from proceeds of the sale of Northbank Office Complex.

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1997.




                                     SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                           CENTURY PROPERTIES FUND XV


                           By:   FOX CAPITAL MANAGEMENT CORPORATION
                                 Its Managing General Partner

                           By:   /s/William H. Jarrard, Jr.
                                 William H. Jarrard, Jr.
                                 President and Director


                           By:   /s/Ronald Uretta
                                 Ronald Uretta
                                 Vice President and Treasurer

                           Date: July 31, 1996