Form 10QSB
period 1997-09-30
CENTURY PROPERTIES FUND XV
filed 1997-11-04
CIK 314690

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                       QUARTERLY OR TRANSITIONAL REPORT


                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


              For the quarterly period ended September 30, 1997


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

                           PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)                           CENTURY PROPERTIES FUND XV

                             CONSOLIDATED BALANCE SHEET
                                    (Unaudited)
                          (in thousands, except unit data)

                                 September 30, 1997



Assets
  Cash and cash equivalents                                            $   4,118
  Receivables and deposits                                                   988
  Other assets                                                               411
  Investment properties:
    Land                                                $   5,766
    Buildings and related personal property                33,979
                                                           39,745
    Accumulated depreciation                              (18,232)        21,513
                                                                       $  27,030

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                      $     67
  Tenant security deposits payable                                            99
  Accrued property taxes                                                     578
  Other liabilities                                                          274
  Mortgage notes payable                                                  19,052

Partners' Capital (Deficit):
  Limited partners' (89,980 units issued and
    outstanding)                                        $   8,057
  General partners'                                        (1,097)         6,960

                                                                       $  27,030

          See Accompanying Notes to Consolidated Financial Statements



b)                            CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Three Months Ended             Nine Months Ended
                                        September 30,                 September 30,
                                     1997          1996            1997           1996
Revenues:
 Rental income                   $   2,132     $   2,316       $   6,299     $   6,874
 Other income                           87            95             302           303
 Gain on sale of properties          1,843            --           1,844           626
   Total revenue                     4,062         2,411           8,445         7,803

Expenses:
 Operating                           1,133         1,596           3,668         4,537
 Interest                              517           600           1,562         1,824
 Depreciation                          388           474           1,169         1,410
 General and administrative             80            14             226           215
   Total expenses                    2,118         2,684           6,625         7,986

Income (loss) before
 extraordinary loss                  1,944          (273)          1,820          (183)

Extraordinary loss on early
  extinguishment of debt              (260)           --            (493)          (96)

Net income (loss)                $   1,684     $    (273)      $   1,327     $    (279)

Net income (loss) allocated
 to general partners             $      93     $      (5)      $      86     $      29
Net income (loss) allocated
 to limited partners                 1,591          (268)          1,241          (308)

                                 $   1,684     $    (273)      $   1,327     $    (279)

Net income (loss) per
  limited partnership unit:
ncome (loss) before
 extraordinary loss              $   20.51     $   (2.98)      $   19.16     $   (2.38)
Extraordinary loss on early
  extinguishment of debt             (2.83)           --           (5.37)        (1.05)

Net income (loss) per
  limited partnership unit       $   17.68     $   (2.98)      $   13.79     $   (3.43)

Distribution per limited
  partnership unit               $   31.62     $   16.66       $   31.62     $   60.23

             See Accompanying Notes to Consolidated Financial Statements

c)                            CENTURY PROPERTIES FUND XV

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                       Limited
                                     Partnership     General       Limited        Total
                                         Units       Partners'     Partners'     Capital
Original capital contributions          89,980      $    --        $89,980      $89,980

Partners' (deficit) capital
 at December 31, 1996                   89,980      $(1,125)       $ 9,661      $ 8,536

Distributions to partners                   --          (58)        (2,845)      (2,903)

Net income for the nine months
 ended September 30, 1997                   --           86          1,241        1,327

Partners' (deficit) capital at
 September 30, 1997                     89,980      $(1,097)       $ 8,057      $ 6,960

              See Accompanying Notes to Consolidated Financial Statements

d)                           CENTURY PROPERTIES FUND XV

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                              Nine Months Ended
                                                                 September 30,
                                                             1997            1996
Cash flows from operating activities:
  Net income (loss)                                       $  1,327       $   (279)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation                                              1,169          1,410
   Amortization of loan costs and leasing commissions           67            138
   Gain on sale of properties                               (1,844)          (626)
   Loss on disposal of property                                 18             --
   Extraordinary loss on early extinguishment of debt          493             96
   Change in accounts:
     Receivables and deposits                                  139            209
     Other assets                                              (29)            32
     Accounts payable                                         (243)            33
     Tenant security deposits payable                          (67)           (81)
     Accrued property taxes                                     23            (88)
     Other liabilities                                          39            133
       Net cash provided by operating activities             1,092            977

Cash flows from investing activities:
  Deposits to restricted escrows                              (130)          (168)
  Withdrawals from restricted escrows                          385             96
  Property improvements and replacements                      (518)          (873)
  Proceeds from property sales                              11,194          4,154
       Net cash provided by investing activities            10,931          3,209

Cash flows from financing activities:
  Mortgage principal payments                                 (190)          (353)
  Satisfaction of mortgage notes payable                    (5,402)        (2,443)
  Debt extinguishment costs                                   (382)            --
  Loan costs                                                   (27)           (21)
  Distributions to partners                                 (2,903)        (5,530)
       Net cash used in financing activities                (8,904)        (8,347)

Net increase (decrease) in cash and cash equivalents         3,119         (4,161)

Cash and cash equivalents at beginning of period               999          5,008

Cash and cash equivalents at end of period                $  4,118       $    847

Supplemental information:
  Cash paid for interest                                  $  1,532       $  1,725

          See Accompanying Notes to Consolidated Financial Statements

e)                            CENTURY PROPERTIES FUND XV

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investments II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"), the sole stockholder of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the nine month periods ended September 30, 1997 and 1996 (in thousands):

                                                       For the Nine Months Ended
                                                              September 30,

                                                           1997           1996
Property management fees (included in operating
  expenses)                                              $  321       $  309
Reimbursement for services of affiliates, including
  $21,000 and $16,000 in construction services
  reimbursements in 1997 and 1996, respectively
  (included in investment properties and operating
  and general and administrative expenses)                  138          121

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the general partners are entitled to receive a partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. The general partners received approximately $3,000 in partnership management fees for the nine month period ended September 30, 1997. The general partners were not entitled to receive a fee for the nine month period ended September 30, 1996.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - DISPOSITION OF RENTAL PROPERTIES

On September 24, 1997, the Partnership sold Summerhill Apartments, located in Dallas, Texas, to an unrelated party for a contract price of $6,150,000. After payment of the mortgage note payable, closing costs and related expenses, the Partnership received proceeds of approximately $2,996,000. The carrying value of the investment property at the time of the sale was approximately $4,148,000. For financial statement purposes, the sale resulted in a gain of approximately $1,843,000, and the payment of the mortgage note payable resulted in an extraordinary loss on early extinguishment of debt of approximately $260,000.

On January 15, 1997, the Partnership sold Phoenix Business Park, located in Atlanta, Georgia, to an unrelated party for a contract price of $5,600,000. After payment of the mortgage note payable, closing costs and related expenses, the Partnership received proceeds of approximately $2,414,000. The carrying value of the investment property at the time of the sale was approximately $5,031,000. For financial statement purposes, the sale resulted in a gain of approximately $1,000. For financial statement purposes, the payment of the mortgage note payable resulted in an extraordinary loss on early extinguishment of debt of approximately $233,000.

On February 1, 1996, the Partnership sold its Northbank Office Complex, located in Eugene, Oregon, to an unaffiliated third party for $4,605,000. After payment of the mortgage note payable and closing expenses, the net proceeds received by the Partnership were approximately $1,992,000. The carrying value of the investment property at the time of the sale was approximately $3,472,000. For financial statement purposes, the sale resulted in a gain of approximately $881,000 and an extraordinary loss on early extinguishment of debt of approximately $96,000.

On December 29, 1995, the Partnership sold Farmers Lane Plaza which resulted in a reported gain of approximately $3,618,000. During the first quarter of 1996,
the Partnership paid approximately      $255,000 in additional costs in
connection with the sale. These costs were reported as a reduction in the gain on the sale of properties during the nine month period ended September 30, 1996.

NOTE D - DISTRIBUTIONS

During the nine months ended September 30, 1997, the Partnership distributed approximately $2,845,000 ($31.62 per limited partnership unit) to the limited partners and approximately $58,000 to the general partners from the remaining proceeds from the sale of Northbank Office Complex, the proceeds from the sale of Phoenix Business Park and cash flows from operations.

During the nine months ended September 30, 1996, the Partnership distributed approximately $5,419,000 ($60.23 per limited partnership unit) to the limited partners and approximately $111,000 to the general partners.

NOTE E - PRO FORMA FINANCIAL INFORMATION

The following pro forma consolidated statements of operations for six months ended June 30, 1997 and 1996, give effect to the sale of Summerhill Apartments. The adjustments to the pro forma consolidated income statements assume the transaction was consummated at the beginning of the year presented. The sale occurred on September 24, 1997.

The pro forma adjustments required are to eliminate the operating activity of Summerhill Apartments. These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect for the periods presented or what may be achieved in the future.


                   PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Six Months ended June 30, 1997
                          (in thousands, except unit data)

                                                              Pro Forma
                                                Historical   Adjustments    Pro Forma
Revenues:
 Rental income                                $    4,167    $     (600)   $     3,567
 Other income                                        215           (39)           176
 Gain on sale of property                              1            --              1
   Total revenues                                  4,383          (639)         3,744

Expenses:
 Operating                                         2,535          (407)         2,128
 Interest                                          1,045          (135)           910
 Depreciation                                        781          (125)           656
 General and administrative                          146            --            146
   Total expenses                                  4,507          (667)         3,840

Loss before extraordinary item                      (124)           28            (96)

Extraordinary loss on early extinguishment
 of debt                                            (233)           --           (233)

Net loss                                      $     (357)   $       28    $      (329)

Net loss per limited partnership unit         $    (3.89)   $      .31    $     (3.58)


                   PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                       For the Six Months ended June 30, 1996
                          (in thousands, except unit data)

                                                              Pro Forma
                                                Historical   Adjustments    Pro Forma
Revenues:
 Rental income                                $    4,558    $     (603)   $     3,955
 Other income                                        208           (40)           168
 Gain on sale of property                            626            --            626
   Total revenues                                  5,392          (643)         4,749

Expenses:
 Operating                                         2,941          (414)         2,527
 Interest                                          1,224          (130)         1,094
 Depreciation                                        936          (124)           812
 General and administrative                          201            --            201
   Total expenses                                  5,302          (668)         4,634

Income before extraordinary item                      90            25            115

Extraordinary loss on early extinguishment
 of debt                                             (96)           --            (96)

Net (loss) income                             $       (6)   $       25    $        19

Net loss per limited partnership unit         $     (.45)   $      .27    $      (.18)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1997 and 1996:


                                                   Average
                                                  Occupancy
Property                                     1997           1996

Lakeside Place Apartments                     95%             92%
  Houston, Texas

Preston Creek Apartments                      94%             96%
  Dallas, Texas


The Managing General Partner attributes the increase in occupancy at Lakeside Place to the extensive improvements to the building exterior and grounds resulting in improved curbside appeal.

The Partnership realized net income of approximately $1,684,000 and $1,327,000 for the three and nine months ended September 30, 1997, respectively. During the corresponding periods ended September 30, 1996, the Partnership realized net losses of approximately $273,000 and $279,000, respectively. The increase in income for the three and nine month periods is primarily attributable to the gain of approximately $1,844,000 on the sales of Phoenix Business Park and Summerhill in 1997 versus a gain of $626,000 on the sales of Northbank Office Complex and Farmer's Lane Plaza in 1996, as discussed in "Item 1. Note C - Disposition of Rental Properties". Partially offsetting the increases in net income from the property sales was the extraordinary loss on early extinguishment of debt in connection with the payoff of the mortgages encumbering Phoenix Business Park and Summerhill in 1997 of approximately $493,000. In 1996 the Partnership recognized an extraordinary loss on early extinguishment of debt of $96,000 in connection with the payoff of the mortgage debt encumbering Northbank Office Complex. Overall, the decrease in rental revenue and total expenses is the result of the sale of Northbank Office
Complex in February 1996 and the sale of Phoenix Business Park in January 1997. At the remaining properties, rental income increased by approximately $242,000 and operating expenses decreased by approximately $496,000, both primarily at Lakeside Place. The increase in rental income at Lakeside Place is due to increases in occupancy and rental rates at the property. The decrease in operating expenses at Lakeside Place is the result of a cost cutting effort by property management as well as a decrease in maintenance expense from the extensive repairs made in 1996 to improve curbside appeal. Included in operating expenses for the remaining properties for the nine months ended September 30, 1997, are approximately $176,000 in major repair and maintenance costs, versus $586,000 for the corresponding period in 1996. The majority of these costs are attributable to the exterior rehabilitation project, landscaping, and parking lot repairs at Lakeside Place. Interest expense at the remaining properties decreased by approximately $74,000 for the nine months ended September 30, 1997, due to the debt refinancing for Preston Creek in the fourth quarter of 1996.

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

At September 30, 1997, the Partnership had unrestricted cash of approximately $4,118,000 compared to approximately $847,000 at September 30, 1996. Net cash provided by operating activities increased as a result of improvements in operations at the remaining properties as discussed above. This increase was partially offset by changes in accounts payable and other liabilities due to the timing of payments. Net cash provided by investing activities increased due to an increase in the proceeds from the sale of properties. Net cash used in financing activities increased due to the payoff of two mortgage notes in 1997 related to the sold properties. Partially offsetting the increase from the mortgage payoffs was a decrease in cash distributed to the partners during the first nine months of 1997 versus the corresponding period of 1996.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $19,052,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. In July 1997, the Partnership distributed approximately $2,845,000 ($31.62 per limited partnership unit) to the limited partners and $58,000 to the general partners from the remaining proceeds from the sale of Northbank Office Complex, the proceeds from the sale of Phoenix Business Park and cash flows from operations. During the nine month period ended September 30, 1996, the Partnership distributed approximately $5,419,000 ($60.23 per limited partnership unit) to the limited partners and approximately $111,000 to the general partners. The Managing General Partner is currently evaluating the feasibility of a distribution of the Summerhill proceeds.

                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: Form 8-K was filed by the Partnership, dated October 7, 1997, relating to the sale of Summerhill Apartments on September 24, 1997.



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


                           Date: November 4, 1997