Form 10KSB
period 1997-12-31
CENTURY PROPERTIES FUND XV
filed 1998-03-12
CIK 314690

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

                        For the fiscal year ended December 31, 1997

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $10,386,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for registrant's partnership interests is not available. Should a trading market develop for these interests, it is the Managing General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25 million.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Century Properties Fund XV (the "Partnership" or the "Registrant") was organized in May 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership.

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

The net proceeds of this offering were used to acquire seventeen income-producing real properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in June 1982, and since then the principal activity of the Partnership has been holding for investment and ultimately selling its income-producing real property. In the period from 1986 through January 1992, six office buildings, three apartment buildings, and one shopping center were sold or otherwise disposed of. The Partnership sold two of its properties in 1995 and an office building in the first quarter of 1996. The remaining commercial property was sold in January 1997 and an apartment building was sold in the third quarter of 1997. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. NPI-AP Management L.P. ("NPI-AP"), an affiliate of the Managing General Partner, provides day-to-day management services to the Partnership's investment properties. See "Item 12. Certain Relationships and Related Transactions" for discussion of transactions with affiliated parties.

The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment properties in its immediate area but with hundreds of similar apartment properties throughout the urban area, including properties owned and/or managed by affiliates of the Partnership.
Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.

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

Change in Control

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investment II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC. See "Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act" for information on the directors and executive officers of the Partnership.

Tender Offers

On January 19, 1996, DeForest Ventures I L.P., the entity which tendered for units of the Partnership in 1994 and 1995, and certain of its affiliates sold the units then held by them (35,473.17 units representing approximately 39% of the total outstanding units at such time) to Riverside Drive L.L.C. ("Riverside"), an affiliate of Insignia. As a result, Riverside could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters.
When voting on matters, Riverside would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired. In addition to the foregoing units, Insignia Properties L.P. ("IPLP"), an affiliate of Insignia, acquired 4,222 units pursuant to its December 17, 1997, tender offer. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for additional information with respect to this tender offer.


ITEM 2. DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                            Date of
          Property          Purchase      Type of Ownership           Use

Lakeside Place Apartments    12/80    Fee ownership subject to     Apartment-
 Houston, Texas                        first mortgage              734 units

Preston Creek Apartments      8/81    Fee ownership subject to     Apartment-
  Dallas, Texas                         first mortgage             228 units

SCHEDULE OF PROPERTIES (IN THOUSANDS):

                         Carrying     Accumulated                               Federal
Property                   Value     Depreciation      Rate       Method       Tax Basis
Lakeside Place           $  30,603  $   14,825      5-30 yrs.       SL       $  16,784

Preston Creek                9,281       3,734      5-30 yrs.       SL           2,696

                         $  39,884  $   18,559                               $  19,480

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES (IN THOUSANDS):

                           Principal                                      Principal
                          Balance At                                       Balance
                         December 31,   Interest     Period    Maturity    Due At
Property                      1997         Rate    Amortized      Date     Maturity
Lakeside Place            $14,523         9.60%     30 yrs.     7/1/01    $14,029
Preston Creek               4,500         7.33%       (1)      11/1/03      4,500
                          $19,023

(1) Monthly payments are interest only.

The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity.

Effective November 1, 1996, the Partnership refinanced the mortgage encumbering Preston Creek with a new first mortgage in the amount of $4,500,000. The new mortgage carries a stated interest rate of 7.33% and matures on November 1, 2003, with a balloon payment of $4,500,000. Total capitalized loan costs related to the refinancing were approximately $147,000. The early extinguishment of debt resulted in an extraordinary loss of approximately $899,000, arising from prepayment penalties of approximately $74,000 and unamortized debt discount of approximately $825,000.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                              Average Annual               Average
                               Rental Rates               Occupancy
Property                    1997           1996        1997      1996

Lakeside Place         $ 7,909/unit  $ 7,684/unit      95%        93%
Preston Creek            7,865/unit    7,499/unit      93%        96%


The Managing General Partner attributes the decrease in occupancy at Preston Creek to construction of new apartment complexes in the Dallas sub-market resulting in an increased supply of available rental units.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. The multi-family residential properties' lease terms are for one year or less. No individual tenant leases 10% or more of the available rental space.

Real estate taxes (in thousands) and rates in 1997 for each property were:


                                         1997         1997
                                       Billing        Rate

Lakeside Place Apartments             $  530         2.76%
Preston Creek Apartments                 205         2.56%

ITEM 3. LEGAL PROCEEDINGS

The Partnership is unaware of any pending or outstanding litigation that is not routine in nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal year covered by this report.


                                       PART II

ITEM 5.MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units aggregating $89,980,000. As of January 1, 1998, the Partnership had 89,980 units outstanding held by 5,533 limited partners of record. There is no intention to sell additional Limited Partnership Units nor is there an established public trading market for these Units.

During the year ended December 31, 1997, the Partnership distributed approximately $2,845,000 ($31.62 per limited partnership unit) to the limited partners and approximately $58,000 to the general partners, representing proceeds received from the sale of Northbank Office Complex in 1996 and Phoenix Business Park in 1997 and from operations. During the year ended December 31, 1996, the Partnership distributed approximately $5,419,000 ($60.23 per limited partnership unit) to the limited partners and $111,000 to the general partners, representing the proceeds received from the sale of Farmer's Lane Plaza in 1995 and Northbank Office Complex in 1996. In January of 1998, the Partnership distributed approximately $1,470,000 ($16.34 per limited partnership unit) to the limited partners and approximately $30,000 to the general partners from the proceeds from the sale of Summerhill Apartments. The Managing General Partner anticipates making a distribution during the second quarter of 1998.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized net income for the year ended December 31, 1997, of approximately $1,551,000, versus a net loss of approximately $1,642,000 for the year ended December 31, 1996. Included in net income for the year ended December 31, 1997, is approximately $1,844,000 in gains from the sale of the Partnership's Phoenix Business Park and Summerhill Apartments in 1997. Included in net loss for the year ended December 31, 1996, is approximately $626,000 consisting of a gain from the sale of the Partnership's Northbank Office Complex and an additional loss due to additional costs related to the sale of Farmer's Lane Plaza properties in 1996 (see discussion below). Also included in the consolidated statement of operations for 1997 was an extraordinary loss on early extinguishment of debt in connection with the payoff of the mortgages encumbering Phoenix Business Park and Summerhill Apartments in 1997, of approximately $493,000. In 1996, the Partnership recognized an extraordinary loss on early extinguishment of debt in connection with the payoff of the mortgages encumbering Preston Creek and Northbank Office Complex of approximately $995,000 (see discussion below). Overall, the decrease in rental income and total expenses is directly attributable to the sale of Northbank Office Complex in February 1996, the sale of Phoenix Business Park in January 1997, and the sale of Summerhill Apartments in September 1997.

At the Partnership's two remaining properties, total revenue increased by approximately $384,000 and operating expenses decreased by approximately $1,045,000, primarily at Lakeside Place. Rental income at Lakeside Place increased by approximately $310,000 due to increases in occupancy and rental rates at the property, which can be attributed to the improvements made at the property. The decrease in operating expenses is primarily due to decreases at Lakeside Place as the result of cost cutting by the property's management as well as a decrease in maintenance expense from the extensive repairs made in 1996 to improve the property's curbside appeal. Included in operating expenses for the remaining properties for the year ended December 31, 1997, are approximately $227,000 in major repairs and maintenance comprised primarily of exterior painting at Lakeside Place. Included in operating expenses for the remaining properties for the year ended December 31, 1996, are approximately $903,000 in major repairs and maintenance comprised primarily of exterior and interior building repairs, exterior painting and parking lot repairs at Lakeside Place. Interest expense at the remaining properties decreased by approximately $106,000 for the year ended December 31, 1997, as a result of refinancing the mortgage debt at a lower rate on Preston Creek in the fourth quarter of 1996.

On September 24, 1997, the Partnership sold Summerhill Apartments, located in Dallas, Texas, to an unrelated third party for a contract price of $6,150,000. After payment of the mortgage note payable, closing costs and related expenses, the Partnership received proceeds of approximately $2,996,000. The carrying value of the investment property at the time of the sale was approximately $4,148,000. For financial statement purposes, the sale resulted in a gain of approximately $1,843,000, and the payment of the mortgage note payable resulted in an extraordinary loss on early extinguishment of debt of approximately $260,000.

On January 15, 1997, the Partnership sold Phoenix Business Park, located in Atlanta, Georgia, to an unrelated third party for a contract price of $5,600,000. After payment of the mortgage note payable, closing costs and related expenses, the Partnership received proceeds of approximately $2,414,000. The carrying value of the investment property at the time of the sale was approximately $5,031,000. For financial statement purposes, the sale resulted in a gain of approximately $1,000. For financial statement purposes, the payment of the mortgage note payable resulted in an extraordinary loss on early extinguishment of debt of approximately $233,000.

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

On December 29, 1995, the Partnership sold Farmers Lane Plaza which resulted in a reported gain of approximately $3,618,000. During the first quarter of 1996, the Partnership paid approximately $255,000 in additional costs in connection with the sale. These costs were reported as a reduction in the gain on the sale of properties during the twelve month period ended December 31, 1996.

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

Liquidity and Capital Resources

At December 31, 1997, the Partnership had unrestricted cash and cash equivalents of approximately $4,612,000 compared to approximately $999,000 at December 31, 1996. The net increase in cash and cash equivalents for the year ended December 31, 1997, was approximately $3,613,000 compared to a net decrease in cash and cash equivalents of approximately $4,009,000 for the comparable period in 1996. Net cash provided by operating activities increased as a result of improvements in operations at the remaining properties, as discussed above. This increase was partially offset by the change in accounts payable due to the timing of payments. Net cash provided by investing activities increased primarily due to higher proceeds from the 1997 property sales. Net cash used in financing activities increased as the net proceeds from the refinancing of the mortgage encumbering Preston Creek were included in net cash used in financing activities in 1996. The proceeds from the 1996 refinancing were partially offset by a greater amount of cash distributed to the partners in 1996 versus 1997.

On November 1, 1996, the Partnership refinanced the mortgage encumbering Preston Creek with a new first mortgage in the amount of $4,500,000. The new mortgage carries a stated interest rate of 7.33% and matures on November 1, 2003, with a balloon payment of $4,500,000. Total capitalized loan costs were approximately $147,000. The early extinguishment of debt resulted in an extraordinary loss of approximately $899,000, arising from prepayment penalties of approximately $74,000 and unamortized debt discount of approximately $825,000.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $19,023,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. The Partnership distributed approximately $2,845,000 ($31.62 per limited partnership unit) to the limited partners and approximately $58,000 to the general partners from the remaining proceeds from the sale of Northbrook Office Complex, the proceeds from the sale of Phoenix Business Park and cash flows from operations during the year ended December 31, 1997. The Partnership distributed approximately $5,419,000 ($60.23 per limited partnership unit) to the limited partners and $111,000 to the general partners representing the proceeds received from the sale of Farmer's Lane Plaza in 1995 and Northbank Office Complex in 1996 during the year ended December 31, 1996. In January of 1998, the Partnership distributed approximately $1,470,000 ($16.34 per limited partnership unit) to the limited partners and approximately $30,000 to the general partners from the proceeds from the sale of Summerhill Apartments. The Managing General Partner anticipates making a distribution during the second quarter of 1998.

Year 2000

The Partnership is dependent upon the Managing General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Managing General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.     FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Report

  Consolidated Balance Sheet - December 31, 1997

  Consolidated Statements of Operations - Years ended December 31, 1997 and
   1996

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

  Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
   1996

  Notes to Consolidated Financial Statements



                          Independent Auditors' Report






To The Partners
Century Properties Fund XV
Greenville, South Carolina



We have audited the accompanying consolidated balance sheet of Century Properties Fund XV (a limited partnership)(the "Partnership") and its subsidiary as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV and its subsidiary as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                    /s/Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants

New York, New York
January 16, 1998


                             CENTURY PROPERTIES FUND XV

                             CONSOLIDATED BALANCE SHEET

                                 December 31, 1997
                         (in thousands, except unit data)


Assets
  Cash and cash equivalents                                            $    4,612
  Receivables and deposits                                                    687
  Restricted escrows                                                          185
  Other assets                                                                357
  Investment properties (Notes A and D):
    Land                                                $   5,766
    Buildings and related personal property                34,118
                                                           39,884
    Less accumulated depreciation                         (18,559)         21,325
                                                                       $   27,166


Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                     $      101
  Tenant security deposits payable                                             92
  Accrued property taxes                                                      510
  Other liabilities                                                           256
  Mortgage notes payable (Note C)                                          19,023

Partners' Capital (Deficit):
  General partners'                                     $  (1,092)
  Limited partners' (89,980 units issued and
    outstanding)                                            8,276           7,184
                                                                       $   27,166

             See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                      Years Ended December 31,
                                                          1997          1996
Revenues:
  Rental income                                       $   8,127    $   9,179
  Other income                                              415          372
  Gain on sale of properties                              1,844          626
    Total revenues                                       10,386       10,177

Expenses:
  Operating                                               3,697        5,281
  General and administrative                                280          285
  Depreciation                                            1,496        1,892
  Interest                                                2,008        2,430
  Property taxes                                            861          936
    Total expenses                                        8,342       10,824

Income (loss) before extraordinary item                   2,044         (647)

Extraordinary loss on early extinguishment
  of debt (Notes C and E)                                  (493)        (995)

Net income (loss)                                     $   1,551    $  (1,642)

Net income allocated to general partners              $      91    $       1
Net income (loss) allocated to limited partners           1,460       (1,643)
                                                      $   1,551    $  (1,642)

Net income (loss) per limited partnership unit:
  Income (loss) before extraordinary item             $   21.60    $   (7.42)
  Extraordinary item                                      (5.37)      (10.84)
  Net income (loss)                                   $   16.23    $  (18.26)

Distribution per limited partnership unit             $   31.62    $   60.23

          See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)

                                    Limited
                                  Partnership    General       Limited
                                     Units      Partners'     Partners'      Total
Original Capital contributions     89,980     $       --    $  89,980    $   89,980

Partners' (deficit) capital at
December 31, 1995                  89,980     $   (1,015)   $  16,723    $   15,708

Distributions to partners              --           (111)      (5,419)       (5,530)

Net income (loss) for the year
ended December 31,1996                 --              1       (1,643)       (1,642)

Partners' (deficit) capital
at December 31, 1996               89,980         (1,125)       9,661         8,536

Distributions to partners              --            (58)      (2,845)       (2,903)

Net income for the year
ended December 31, 1997                --             91        1,460         1,551

Partners' (deficit) capital
at December 31, 1997               89,980       $ (1,092)   $   8,276    $    7,184

          See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                      Years Ended December 31,
                                                          1997         1996
Cash flows from operating activities:
  Net income (loss)                                   $    1,551   $   (1,642)
  Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Depreciation                                          1,496        1,892
     Amortization of loan costs and leasing
       commissions                                            85          178
     Gain on sale of properties                           (1,844)        (626)
     Loss on disposal of property                             18           --
     Extraordinary loss on early extinguishment
       of debt                                               493          995
     Change in accounts:
       Receivables and deposits                              280          420
       Other assets                                            3           82
       Accounts payable                                     (209)         251
       Tenant security deposits payable                      (74)         (90)
       Accrued property taxes                                (45)        (192)
       Other liabilities                                      21           (1)

          Net cash provided by operating activities        1,775        1,267

Cash flows from investing activities:
  Property improvements and replacements                    (658)      (1,269)
  Net withdrawals from (deposits to)
   restricted escrows                                        230         (351)
  Net proceeds from property sales                        11,194        4,154

          Net cash provided by investing activities       10,766        2,534

Cash flows from financing activities:
  Mortgage principal payments                               (219)        (438)
  Repayment of mortgage notes payable                     (5,402)      (6,143)
  Proceeds from mortgage note payable                         --        4,500
  Debt extinguishment costs                                 (382)         (74)
  Loan costs                                                 (22)        (125)
  Distributions to partners                               (2,903)      (5,530)

         Net cash used in financing activities            (8,928)      (7,810)

Net increase (decrease) in cash and
  cash equivalents                                         3,613       (4,009)

Cash and cash equivalents at beginning of year               999        5,008

Cash and cash equivalents at end of year              $    4,612   $      999

Supplemental disclosure of cash flow information:
  Cash paid for interest                              $    1,963   $    2,253
[FN]
        See Accompanying Notes to Consolidated Financial Statements

[/TABLE]

                           CENTURY PROPERTIES FUND XV

                   Notes to Consolidated Financial Statements

                               December 31, 1997


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XV (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership currently owns two residential apartment complexes located in Texas. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"), a California general partnership. The Partnership was organized in May 1980. Capital contributions of $89,980,000 ($1,000 per unit) were made by the limited partners.

Principles of Consolidation:

The Partnership's financial statements include the accounts of Century Lakeside Place, LP and Summerhill Properties, LP (which was dissolved in 1997). The Partnership owns a 99% interest in each of the partnerships and it has the ability to control the major operating and financial policies of these partnerships. All intercompany transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Income, Loss and Distribution:

Net income, net loss and distributions of cash of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments", as amended by SFAS no. 119 "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying amount. Due to significant prepayment penalties associated with the debt, it would not be beneficial to the Partnership to refinance this obligation.

Cash and Cash Equivalents:

The Partnership considers all highly liquid investments with a maturity, when purchased, of three months or less to be cash equivalents. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Investment Properties:

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

Depreciation:

Depreciation is calculated by the straight-line method over the estimated lives of the rental properties and related personal property ranging from 5 to 30 years.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases.

Advertising Costs:

Advertising costs of approximately $204,000 in 1997 and approximately $255,000 in 1996 were charged to expense as incurred and are included in operating expenses.

Loan Costs and Lease Commissions:

Loan costs of approximately $540,000 are included in other assets in the accompanying consolidated balance sheet and are being amortized on a straight-line basis over the life of the loans. At December 31, 1997, accumulated amortization was approximately $252,000. Amortization of loan costs is included in interest expense. Deferred lease commissions on commercial space are amortized using the straight-line method over the lives of the related leases. Such amortization has been charged to operating expenses.

Income Taxes:

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. No provision for income taxes is made in the consolidated financial statements of the Partnership.

Reclassifications:

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General

Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investment II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the twelve month periods ended December 31, 1997 and 1996 (in thousands):


                                                           1997            1996
Property management fees (included in operating
  expenses)                                              $  422          $  415
Reimbursement for services of affiliates, including
  approximately $23,000 and $22,000 of construction
  services reimbursement in 1997 and 1996,
  respectively (included in investment properties,
  operating expenses and general and
  administrative expenses)                                  186             165
Partnership management fees (included in general
   and administrative expenses)                               3              --


In addition, in connection with the sale of Summerhill, an affiliate of the Managing General Partner received approximately $70,000 as a sales commission in 1997.

In addition, in connection with the refinancing of Preston Creek, an affiliate of the Managing General Partner received approximately $8,000 in 1996. This amount is included in other assets.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership, at $120.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997.

In accordance with the Partnership Agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income
(loss) and taxable income. Gains from dispositions of the Partnership's properties were allocated first to the general partners, to the extent of distributions received or entitled to receive, then two percent of the remainder. Also in accordance with the Partnership Agreement, the general partners received distributions of approximately $58,000 and $111,000 in 1997 and 1996, respectively. Upon the sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (in thousands):


                       Principal      Monthly                            Principal
                       Balance At     Payment      Stated                 Balance
                      December 31,   Including    Interest   Maturity     Due At
Property                  1997        Interest      Rate       Date      Maturity
Lakeside Place       $  14,523       $   126        9.60%      7/1/01  $  14,029
Preston Creek            4,500            27        7.33%     11/1/03      4,500
   Total             $  19,023       $   153


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective rental properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity.

Effective November 1, 1996, the Partnership refinanced the mortgage encumbering Preston Creek with a new first mortgage in the amount of $4,500,000. The new mortgage carries a stated interest rate of 7.33% and matures on November 1, 2003, with a balloon payment of $4,500,000. Total capitalized loan costs related to the refinancing were approximately $147,000. The early extinguishment of debt resulted in an extraordinary loss of approximately $899,000, arising from prepayment penalties of approximately $74,000 and unamortized debt discount of approximately $825,000.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1997, are as follows (in thousands):


                 1998                   $     126
                 1999                         138
                 2000                         152
                 2001                      14,107
                 2002                          --
              Thereafter                    4,500
                                        $  19,023

Amortization of deferred financing costs totaled approximately $83,000 and $70,000 for 1997 and 1996, respectively.

NOTE D - INVESTMENT PROPERTIES AND      ACCUMULATED DEPRECIATION

(in thousands)


                                       Initial Cost
                                       To Partnership

                                                    Buildings      Net Costs
                                                   and Related    Capitalized
                                                     Personal    Subsequent to
Description              Encumbrances     Land       Property     Acquisition

Lakeside Place          $  14,523     $  3,659    $  21,481       $   5,463

Preston Creek               4,500        2,118        5,793           1,370

 Total                  $  19,023     $  5,777    $  27,274       $   6,833

                 Gross Amount at Which Carried
                      At December 31, 1997

                           Buildings           Accumu-                          Deprec-
                              And               lated     Year of                iable
                            Personal            Depre-   Construc-    Date       Life-
Description         Land    Property   Total   ciation     tion     Acquired     Years
Lakeside Place   $  3,659  $ 26,944  $30,603  $ 14,825     10/76      12/80    5-30 yrs.

Preston Creek       2,107     7,174    9,281     3,734     10/79      8/80     5-30 yrs.

Total            $  5,766  $ 34,118  $39,884  $ 18,559

Reconciliation of Investment Properties and Accumulated Depreciation:


                                            December 31,
                                          1997        1996

Investment Properties
Balance at beginning of year           $ 55,523    $ 59,945
  Property improvements                     658       1,269
   Dispositions of property             (16,297)     (5,691)
Balance at end of year                 $ 39,884    $ 55,523


Accumulated Depreciation
Balance at beginning of year           $ 24,163    $ 24,490
  Additions charged to expense            1,496       1,892
   Dispositions of property              (7,100)     (2,219)
Balance at end of year                 $ 18,559    $ 24,163

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1997 and 1996, is $46,077,000 and $62,974,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996, is $26,597,000 and $38,165,000, respectively.


NOTE E - DISPOSITION OF RENTAL PROPERTIES

On September 24, 1997, the Partnership sold Summerhill Apartments, located in Dallas, Texas, to an unrelated third party for a contract price of $6,150,000. After payment of the mortgage note payable, closing costs and related expenses, the Partnership received proceeds of approximately $2,996,000. The carrying value of the investment property at the time of the sale was approximately $4,148,000. For financial statement purposes, the sale resulted in a gain of approximately $1,843,000, and the payment of the mortgage note payable resulted in an extraordinary loss on early extinguishment of debt of approximately $260,000.

On January 15, 1997, the Partnership sold Phoenix Business Park, located in Atlanta, Georgia, to an unrelated third party for a contract price of $5,600,000. After payment of the mortgage note payable, closing costs and related expenses, the Partnership received proceeds of approximately $2,414,000. The carrying value of the investment property at the time of the sale was approximately $5,031,000. For financial statement purposes, the sale resulted in a gain of approximately $1,000. For financial statement purposes, the payment of the mortgage note payable resulted in an extraordinary loss on early extinguishment of debt of approximately $233,000.

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

On December 29, 1995, the Partnership sold Farmers Lane Plaza which resulted in a reported gain of approximately $3,618,000. During the first quarter of 1996, the Partnership paid approximately $255,000 in additional costs in connection with the sale. These costs were reported as a reduction in the gain on the sale of properties during the twelve month period ended December 31, 1996.

NOTE F - DISTRIBUTIONS

During the year ended December 31, 1997, the Partnership distributed approximately $2,845,000 ($31.62 per limited partnership unit) to the limited partners and approximately $58,000 to the general partners from the remaining proceeds from the sale of Northbank Office Complex, the proceeds from the sale of Phoenix Business Park and cash flows from operations.

During the year ended December 31, 1996, the Partnership distributed approximately $5,419,000 ($60.23 per limited partnership unit) to the limited partners and $111,000 to the general partners from the proceeds from the sales of Farmer's Lane in 1995 and Northbank Office Complex in 1996.

NOTE G - INCOME TAXES
(in thousands)

Differences between the net income (loss) as reported and Federal taxable income result primarily from (1) depreciation over different methods and lives and on differing cost bases and (2) gains on property dispositions. The following is a reconciliation of reported net income (loss) and Federal taxable income:


                                           For the year ended
                                               December 31,
                                           1997         1996

Net income (loss) as reported            $ 1,551      $(1,642)
Add (deduct):
  Depreciation                               161         (252)
  Gain on property dispositions, net       4,488        1,909
  Unearned revenue                            (2)          30
  Amortization of notes payable
    discount                                  --          893
  Other                                       50           38

Federal taxable income                   $ 6,248      $   976

Federal taxable income per limited
  partnership unit                       $    67      $    10

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:


                                                      1997

Net assets as reported                           $   7,184
 Depreciation                                       (8,035)
 Sales commission and organization expenses         10,322
 Payments credited to rental properties                 39
 Unearned revenue                                        3
 Land and buildings                                  6,191
 Other                                                  --

Net assets - income tax method                   $  15,704

NOTE H - SUBSEQUENT EVENT

In January of 1998, the Partnership distributed approximately $1,470,000 ($16.34 per limited partnership unit) to the limited partners and approximately $30,000 to the general partners from proceeds from the sale of Summerhill Apartments.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Century Properties Fund XV (the "Partnership") has no officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business.

The names, ages and positions held by executive officers and directors of the Managing General Partner, as of January 29, 1998, are as follows:


      Name                          Age         Position

      William H. Jarrard, Jr.       51          President and Director

      Ronald Uretta                 41          Vice President and Treasurer

      Martha L. Long                38          Controller

      Robert D. Long, Jr.           30          Vice President

      Daniel M. LeBey               32          Vice President and Secretary

      Kelley M. Buechler            40          Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the Managing General Partner since June 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Managing General Partner, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia Financial Group, Inc. ("Insignia") from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the Managing General Partner since June 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the Managing General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the Managing General Partner since January 2, 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the Managing General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the Managing General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

No family relationships exist among any of the officers or directors of the Managing General Partner.

ITEM 10. EXECUTIVE COMPENSATION

No direct form of compensation or remuneration was paid by the Partnership to any officer or director of the Managing General Partner. The Partnership has no plan, nor does the Partnership presently propose a plan, which will result in any remuneration being paid to any officer or director upon termination of employment. However, reimbursements and other payments have been made to the Partnership's Managing General Partner and its affiliates, as described in "Item
12. Certain Relationship and Related Transactions" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of the Managing General Partner's directors and by all directors and executive officers of the Managing General Partner as a group as of January 1, 1998.

Name and address of           Amount and nature of
Beneficial Owner              Beneficial Ownership        % of Class

Riverside Drive LLC                 35,473.17                39.4%
One Insignia Financial Plaza
Greenville, SC 29602

All directors and
executive officers as
a group (six persons)                  --                     --

As a result of its ownership of 35,473.17 limited partnership units, Riverside Drive L.L.C. ("Riverside") could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Riverside would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

During December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnership (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership at $120 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits(a)(1) and
(a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner express any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to
Purchase.   In addition, because of these conflicts of interests, including as a result of the Purchaser's affiliation with various Insignia affiliates, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, the Purchaser acquired 4,222 units as of January 30, 1998, the date the tender offer closed.

There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of the Managing General Partner.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia acquired all of the issued and outstanding shares of stock of FCMC, NPI Equity Investment II, Inc. ("NPI Equity"), the managing general partner of FRI, and National Property Investors, Inc. ("NPI"). NPI was the sole shareholder of NPI Equity until December 31, 1996, at which time the stock of NPI Equity was acquired by Insignia Properties Trust, an affiliate of Insignia. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI, NPI Equity and FCMC.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were incurred during the twelve month periods ended December 31, 1997 and 1996 (in thousands):

                                                          1997         1996

Property management fees                                $  422       $  415
Reimbursement for services of affiliates, including
  approximately $23,000 and $22,000 of construction
  services reimbursement in 1997 and 1996,
  respectively                                             186          165
Partnership management fees                                  3           --

In addition, in connection with the sale of Summerhill, an affiliate of the Managing General Partner received approximately $70,000 as a sales commission in 1997.

In addition, in connection with the refinancing of Preston Creek, an affiliate of the Managing General Partner received approximately $8,000 in 1996.

For the period from January 19, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In accordance with the Partnership Agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income
(loss) and taxable income. Gains from dispositions of the Partnership's properties were allocated first to the general partners, to the extent of distributions received or entitled to receive, then two percent of the remainder. Also in accordance with the Partnership Agreement, the general partners received distributions of $58,000 and $111,000 in 1997 and 1996, respectively. Upon the sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

In December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership, at $120.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997. As a result of the tender offer, the Purchaser acquired 4,222 of the outstanding limited partnership units of the Partnership as of January 30, 1998.

During 1996, an affiliate of Insignia acquired approximately 39% of the limited partnership units of the Partnership, as discussed in "Item 11. Security Ownership of Certain Beneficial Owners and Management" above.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   See Exhibit Index contained herein.

(b)   Reports on Form 8-K filed during the fourth quarter of 1997: None.



                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           CENTURY PROPERTIES FUND XV

                           By:  FOX CAPITAL MANAGEMENT CORPORATION,
                                Managing General Partner


                           By:  /s/William H. Jarrard, Jr.
                                William H. Jarrard, Jr.
                                President and Director

                          Date: March 12, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name                     Title                    Date

/s/William H. Jarrard, Jr.      President and          March 12, 1998
William H. Jarrard, Jr.         Director

/s/Ronald Uretta                Vice President and     March 12, 1998
Ronald Uretta                   Treasurer




                       CENTURY PROPERTIES INCOME FUND XV
                                 EXHIBIT INDEX

   Exhibit Number                          Description of Exhibit

   2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1996.

   2.2 Partnership Units Purchase Agreement dated as of August 17, 1996 incorporated by reference to Exhibit
                          2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1996.

   2.3 Management Purchase Agreement dated as of August 17, 1996 incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1996.

   2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1996 incorporated by reference to Exhibit 2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

   2.5 Master Indemnity Agreement dated as of August 17, 1996 incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1996.

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

   10.3 Multifamily Note dated November 1, 1997, by and between the Partnership and Lehman Brothers Holdings, Inc. for Preston Creek Apartments incorporated by reference to Exhibit 10.6 to the Partnership's Form 10-KSB for the fiscal year ended December 31, 1996.

   27                     Financial Data Schedule.