Form 10QSB
period 1998-03-31
CENTURY PROPERTIES FUND XV
filed 1998-05-12
CIK 314690

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                           UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities And Exchange Commission
                            Washington, D.C.  20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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

                                 (864) 239-1000
                          (Issuer's telephone number)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1998


Assets
  Cash and cash equivalents                                          $   3,522
  Receivables and deposits                                                 441
  Restricted escrows                                                       226
  Other assets                                                             323
  Investment properties:
    Land                                                $   5,766
    Buildings and related personal property                34,182
                                                           39,948
    Accumulated depreciation                              (18,883)      21,065

                                                                     $  25,577


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                   $      71
  Tenant security deposit liabilities                                       87
  Accrued property taxes                                                   193
  Other liabilities                                                        255
  Mortgage notes payable                                                18,993

Partners' Capital (Deficit):
  Limited partners' (89,980 units issued and
    outstanding)                                        $   7,094
  General partners'                                        (1,116)       5,978

                                                                     $  25,577

          See Accompanying Notes to Consolidated Financial Statements


b)
                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                            1998         1997
Revenues:
 Rental income                                           $   1,830    $   2,055
 Other income                                                   94          114
 Gain on sale of property                                       --            1
   Total revenue                                             1,924        2,170

Expenses:
 Operating                                                     650          961
 General and administrative                                     75           51
 Depreciation                                                  324          395
 Interest                                                      429          527
 Property taxes                                                152          230
   Total expenses                                            1,630        2,164

Income before extraordinary loss                               294            6

Extraordinary loss on early extinguishment
 of debt                                                        --         (233)

Net income (loss)                                        $     294    $    (227)

Net income (loss) allocated to general partners (2%)     $       6    $      (5)
Net income (loss) allocated to limited partners (98%)          288         (222)

                                                         $     294    $    (227)
Net income (loss) per limited partnership
 unit:
Income before extraordinary loss                         $    3.20    $     .07
Extraordinary loss on early extinguishment
  of debt                                                       --        (2.54)
Net income (loss) per limited partnership
 unit                                                    $    3.20    $   (2.47)

Distribution per limited partnership unit                $   16.34    $      --

          See Accompanying Notes to Consolidated Financial Statements


 c)                            CENTURY PROPERTIES FUND XV

                 CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                      (Unaudited)
                            (in thousands, except unit data)

                                       Limited
                                     Partnership    General       Limited        Total
                                        Units       Partners      Partners      Capital
Original capital contributions         89,980       $    --        $89,980      $89,980

Partners' (deficit) capital
 at December 31, 1997                  89,980       $(1,092)       $ 8,276      $ 7,184

Distributions to partners                  --           (30)        (1,470)      (1,500)

Net income for the three months
 ended March 31, 1998                      --             6            288          294

Partners' (deficit) capital at
 March 31, 1998                        89,980       $(1,116)       $ 7,094      $ 5,978

          See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended
                                                                March 31,
                                                            1998         1997
Cash flows from operating activities:
  Net income (loss)                                      $    294     $   (227)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation                                               324          395
   Amortization of loan costs and leasing commissions          (2)          22
   Gain on disposal of property                                --           (1)
   Extraordinary loss on early extinguishment of debt          --          233
   Change in accounts:
     Receivables and deposits                                 246          390
     Other assets                                              36           41
     Accounts payable                                         (30)        (203)
     Tenant security deposit liabilities                       (5)         (34)
     Accrued property taxes                                  (317)        (322)
     Other liabilities                                         (1)         (25)
       Net cash provided by operating activities              545          269

Cash flows from investing activities:
  Net deposits to restricted escrows                          (41)          (4)
  Property improvements and replacements                      (64)        (214)
  Net proceeds from the sale of property                       --        5,203
        Net cash (used in) provided by investing
         activities                                          (105)       4,985

Cash flows from financing activities:
  Payments on mortgage notes principal                        (30)         (62)
  Repayment of mortgage note payable                           --       (2,578)
  Debt extinguishment costs                                    --         (211)
  Loan costs paid                                              --          (27)
  Distributions to partners                                (1,500)          --
        Net cash used in financing activities               (1,530)      (2,878)

Net (decrease) increase in cash and cash equivalents       (1,090)       2,376

Cash and cash equivalents at beginning of period            4,612          999

Cash and cash equivalents at end of period               $  3,522     $  3,375

Supplemental information:
  Cash paid for interest                                 $    431     $    520

          See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

FCMC and Fox Realty Investors ("FRI"), a California general partnership, are the co-general partners of the Partnership. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the managing general partner of FRI.

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Managing General Partner and NPI Equity are wholly-owned by Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia were incurred during the three month periods ended March 31, 1998 and 1997 (in thousands):


                                                          1998        1997
Property management fees (included in operating
  expenses)                                              $   95     $  105
Reimbursement for services of affiliates, including
  approximately $1,000 and $6,000 in construction
  services reimbursements in 1998 and 1997,
  respectively (included in operating
  and general and administrative expenses)                   38         35

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

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

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


NOTE C - DISPOSITION OF RENTAL PROPERTIES

On January 15, 1997, the Partnership sold Phoenix Business Park, located in Atlanta, Georgia, to an unaffiliated third party for a contract price of $5,600,000. After payment of the mortgage note payable, closing costs and related expenses, the Partnership received proceeds of approximately $2,414,000. The carrying value of the investment property at the time of the sale was approximately $5,031,000. For financial statement purposes, the sale resulted in a gain of approximately $1,000. For financial statement purposes, the payment of the mortgage note payable resulted in an extraordinary loss on early extinguishment of debt of approximately $233,000.

NOTE D - DISTRIBUTIONS

During the three month period ended March 31, 1998, the Partnership distributed approximately $1,470,000 ($16.34 per limited partnership unit) to the limited partners and $30,000 to the general partners from the proceeds from the sale of Summerhill Apartments in September, 1997.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1998 and 1997:


                                                  Average
                                                 Occupancy
Property                                     1998          1997

Lakeside Place Apartments (1)                98%           92%
  Houston, Texas

Preston Creek Apartments (2)                 87%           95%
  Dallas, Texas

(1)The Managing General Partner attributes the increase in occupancy at Lakeside Place Apartments to an overall growth in the Houston, Texas market.
(2)The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to construction of new apartment complexes in the Dallas sub-market resulting in an increased supply of available rental units.

The Partnership reported net income of approximately $294,000 for the three month period ended March 31, 1998, versus a net loss of approximately $227,000 for the corresponding period in 1997. The increase in net income is due partially to the recognition of an extraordinary loss on the early extinguishment of debt of approximately $233,000 related to the sale of Phoenix Business Park in January, 1997. Included in net income for the three months ended March 31, 1997 was approximately $2,000 of net income exclusive of extraordinary items for two properties which were sold in 1997; Phoenix Business Park (noted below) and Summerhill Apartments, which was sold in September, 1997.

For the remaining properties, Lakeside Apartments and Preston Creek Apartments, total revenues increased approximately $118,000 and total expenses decreased approximately $186,000 for the three month period ended March 31, 1998, as compared to the corresponding period in 1997. The increase in total revenue is primarily due to increases in rental income. Rental income increased primarily due to the increase in occupancy at Lakeside Apartments as well as an increase in rental rates at both properties. The increase in rental revenue was partially offset by the decrease in occupancy at Preston Creek Apartments. The decrease in total expenses is primarily due to a decrease in operating expenses. Operating expenses decreased primarily due to decreases in property and maintenance expenses. The decrease in property expenses is primarily due to decreases in maintenance salaries and administrative unit expenses at Lakeside Apartments and decreases in administrative salaries and utilities at Preston Creek Apartments. The decrease in maintenance expenses is primarily due to exterior and interior painting and interior building improvements in 1997 at Lakeside Apartments. These decreases in operating expenses were partially offset by an increase in general and administrative expense primarily due to increases in license fees and tax and accounting services.

The amount of major repairs and maintenance for the Partnership's remaining properties included in operating expenses for the period ended March 31, 1998, is not significant. Included in operating expenses for the period ended March 31, 1997, for the Partnership's remaining properties is approximately $47,000 in major repairs and maintenance comprised primarily of the improvements at Lakeside Apartments discussed above.

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

At March 31, 1998, the Partnership held cash and cash equivalents of approximately $3,522,000, compared to approximately $3,375,000 at March 31, 1997. The decrease in cash and cash equivalents was approximately $1,090,000 for the period ended March 31, 1998, versus an increase of approximately $2,376,000 for the corresponding period in 1997. Net cash provided by operations increased primarily due to the increase in income before extraordinary loss on early extinguishment of debt. Also contributing to the increase in net cash provided by operations was the decrease in cash used for accounts payable, due to the change in the timing of payments. Net cash used in investing activities increased primarily as a result of the absence of net proceeds associated with the sale of Phoenix Business Park during the first quarter of 1997 and an increase in net deposits to restricted escrows. Partially offsetting the increase in net cash used by investing activities was a decrease in property improvements and replacements. Net cash used in financing activities decreased due to the repayment of the mortgage note and the debt extinguishment costs associated with the sale of Phoenix Business Park in 1997 partially offset by the cash distribution paid to the partners during the first quarter of 1998.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $18,993,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves. During the three month period ended March 31, 1998, the Partnership distributed approximately $1,470,000 ($16.34 per limited partnership unit) to the limited partners and $30,000 to the general partners from the proceeds from the sale of Summerhill Apartments in September, 1997. The Managing General Partner anticipates making a distribution during the second quarter of 1998. No distribution was made in the first quarter of 1997.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The Managing General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: None filed during the quarter ended March 31, 1998.



                                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                           Date: May 12, 1998