Form 10QSB
period 1998-06-30
CENTURY PROPERTIES FUND XV
filed 1998-08-05
CIK 314690

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


                  For the quarterly period ended June 30, 1998


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                       $   2,507
  Receivables and deposits                                              673
  Restricted escrows                                                    192
  Other assets                                                          285
  Investment properties:
    Land                                           $   5,766
    Buildings and related personal property           34,340
                                                      40,106
    Accumulated depreciation                         (19,212)        20,894

                                                                  $  24,551


Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $     116
  Tenant security deposit liabilities                                    82
  Accrued property taxes                                                385
  Other liabilities                                                     282
  Mortgage notes payable                                             18,962

Partners' Capital (Deficit):
  Limited partners' (89,980 units issued and
    outstanding)                                   $   5,865
  General partners'                                   (1,141)         4,724

                                                                  $  24,551


          See Accompanying Notes to Consolidated Financial Statements

b)
                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                   1998        1997        1998        1997
Revenues:
 Rental income                  $  1,882    $  2,043    $  3,712    $  4,098
 Other income                        107         101         201         215
 Gain on sale of property             --          --          --           1
   Total revenues                  1,989       2,144       3,913       4,314

Expenses:
 Operating                           711       1,051       1,361       2,012
 General and administrative           65          95         140         146
 Depreciation                        329         386         653         781
 Interest                            449         518         878       1,045
 Property taxes                      193         224         345         454
   Total expenses                  1,747       2,274       3,377       4,438

 Income (loss) before
   extraordinary loss                242        (130)        536        (124)

 Extraordinary loss on early
  extinguishment of debt              --          --          --        (233)

Net income (loss)               $    242    $   (130)   $    536    $   (357)

Net income (loss) allocated
 to general partners            $      5    $     (2)   $     11    $     (7)
Net income (loss) allocated
 to limited partners                 237        (128)        525        (350)
                                $    242    $   (130)   $    536    $   (357)

Net income (loss) per limited
 partnership unit:
Income (loss) before
 extraordinary loss             $   2.63    $  (1.42)   $   5.83    $  (1.35)
Extraordinary loss on early
 extinguishment of debt               --          --          --       (2.54)
Net income (loss) per limited
 partnership unit               $   2.63    $  (1.42)   $   5.83    $  (3.89)

Distribution per limited
 partnership unit               $  16.29    $     --    $  32.63    $     --

             See Accompanying Notes to Consolidated Financial Statements

 c)
                           CENTURY PROPERTIES FUND XV

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General   Limited
                                     Units      Partners   Partners    Total

Original capital contributions      89,980       $    --    $89,980   $89,980

Partners' (deficit) capital
 at December 31, 1997               89,980       $(1,092)   $ 8,276   $ 7,184

Distributions to partners               --           (60)    (2,936)   (2,996)

Net income for the six months
 ended June 30, 1998                    --            11        525       536

Partners' (deficit) capital
 at June 30, 1998                   89,980       $(1,141)   $ 5,865   $ 4,724

              See Accompanying Notes to Consolidated Financial Statements


d)
                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                           Six Months Ended
                                                               June 30,
                                                           1998        1997
Cash flows from operating activities:
  Net income (loss)                                      $    536    $   (357)
  Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation                                               653         781
   Amortization of loan costs and leasing commissions          17          42
   Gain on sale of property                                    --          (1)
   Loss on disposal of property                                --          18
   Extraordinary loss on early extinguishment of debt          --         233
   Change in accounts:
     Receivables and deposits                                  14         417
     Other assets                                              55         (74)
     Accounts payable                                          15        (217)
     Tenant security deposit liabilities                      (10)        (37)
     Accrued property taxes                                  (125)        (98)
     Other liabilities                                         26         (15)
       Net cash provided by operating activities            1,181         692

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows        (7)        238
  Property improvements and replacements                     (222)       (433)
  Net proceeds from the sale of property                       --       5,203
       Net cash (used in) provided by investing
         activities                                          (229)      5,008

Cash flows from financing activities:
  Payments on mortgage notes payable                          (61)       (125)
  Repayment of mortgage note payable                           --      (2,578)
  Debt extinguishment costs                                    --        (211)
  Loan costs paid                                              --         (27)
  Distributions to partners                                (2,996)         --
       Net cash used in financing activities               (3,057)     (2,941)

Net (decrease) increase in cash and cash equivalents       (2,105)      2,759

Cash and cash equivalents at beginning of period            4,612         999

Cash and cash equivalents at end of period               $  2,507    $  3,758

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $    861    $  1,018

          See Accompanying Notes to Consolidated Financial Statements


e)
                           CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following transactions with affiliates of Insignia were incurred during the six month periods ended June 30, 1998 and 1997 (in thousands):


                                                           1998        1997
Property management fees (included in operating
  expenses)                                              $  192      $  212
Reimbursement for services of affiliates
  (included in general and administrative expenses)          68          78

In addition, approximately $9,000 and $17,000 of construction oversight reimbursements were paid to an affiliate of the Managing General Partner during the six months ended June 30, 1998 and 1997, respectively. These amounts are included in investment properties and operating expenses.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

In December 1997, Insignia affiliates (the "Purchaser") commenced tender offers for limited partnership interests in ten real estate limited partnerships (including the Partnership) in which various Insignia affiliates act as general partner. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership, at $120.00 per Unit, net to the seller in cash, upon the terms and subject to the conditions set forth in the Offer to Purchase dated December 17, 1997 (the "Offer to Purchase") and the related Assignment of Partnership Interest attached as Exhibits (a)(1) and (a)(2), respectively, to the Tender Offer Statement on Schedule 14D-1 originally filed with the Securities and Exchange Commission on December 17, 1997. Because of the existing and potential future conflicts of interest (described in the Partnership's Statements on Schedule 14D-9 filed with the Securities and Exchange Commission), neither the Partnership nor the Managing General Partner expressed any opinion as to the Offer to Purchase and made no recommendation as to whether unit holders should tender their units in response to the Offer to Purchase. In addition, because of these conflicts of interest, the manner in which the Purchaser votes its limited partner interests in the Partnership may not always be consistent with the best interests of the other limited partners. As a result of the tender offer, the Purchaser acquired 4,222 of the outstanding limited partnership units of the Partnership as of January 30, 1998.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the Managing General Partner of the Partnership.


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

NOTE D - DISTRIBUTIONS

During the three month period ended March 31, 1998, the Partnership distributed approximately $1,470,000 ($16.34 per limited partnership unit) to the limited partners and $30,000 to the general partners from the proceeds from the sale of Summerhill Apartments in September 1997. During the three month period ended June 30, 1998, the Partnership distributed approximately $1,466,000 ($16.29 per limited partnership unit) to the limited partners and approximately $30,000 to the general partners from the remaining proceeds from the sale of Summerhill Apartments.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1998 and 1997:


                                                  Average
                                                 Occupancy
Property                                    1998            1997

Lakeside Place Apartments (1)                98%            94%
  Houston, Texas
Preston Creek Apartments (2)                 90%            94%
  Dallas, Texas

(1)The Managing General Partner attributes the increase in occupancy at Lakeside Place Apartments to an overall growth in the Houston, Texas, market.

(2)The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to construction of new apartment complexes in the Dallas sub-market resulting in an increased supply of available rental units.

The Partnership reported net income of approximately $242,000 and $536,000 for the three and six month periods ended June 30, 1998, versus net loss of approximately $130,000 and $357,000 for the corresponding periods in 1997. The decreases in rental income and operating, depreciation, interest, and property tax expenses are primarily due to the sales of two investment properties in 1997. Phoenix Business Park was sold in January 1997 and Summerhill Apartments was sold in September 1997 (see discussion below). General and administrative expenses decreased as a result of fewer expense reimbursements being paid to the Managing General Partner.

For the remaining properties, Lakeside Apartments and Preston Creek Apartments, rental income increased approximately $260,000 while operating expenses decreased approximately $300,000 for the six months ended June 30, 1998, as compared to the same period in 1997. Rental revenue increased due to an increase in occupancy and average rental rates at Lakeside Apartments.
Operating expenses decreased primarily from decreases in maintenance and property expenses. The decrease in maintenance expenses can be attributed to the completion of property improvement projects and upgrades to Lakeside Apartments in 1997. Property expenses decreased primarily due to decreases in on-site employee expenses at Lakeside Apartments including salaries and related benefits.

Included in operating expenses of the remaining properties for the six months ended June 30, 1998, was approximately $37,000 of major repairs and maintenance comprised primarily of parking lot repairs, major landscaping and exterior building improvements. For the six months ended June 30, 1997, operating expenses of the remaining properties included approximately $86,000 of major repairs and maintenance including exterior painting, major landscaping and parking lot repairs.

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

At June 30, 1998, the Partnership held cash and cash equivalents of approximately $2,507,000, compared to approximately $3,758,000 at June 30, 1997. The decrease in cash and cash equivalents was approximately $2,105,000 for the six month period ended June 30, 1998, versus an increase of approximately $2,759,000 for the corresponding period in 1997. Net cash provided by operating activities increased primarily due to the increase in rental income and the decrease in operating expense at the remaining properties as discussed above. Also contributing to the increase in net cash provided by operating activities was the decrease in cash used for accounts payable, due to the timing of payments. Partially offsetting these changes was a decrease in cash provided by receivables and deposits primarily due to the timings of withdrawals from tax escrows. Net cash used in investing activities increased primarily as a result of net proceeds from the sale of Phoenix Business Park being included in 1997 investing activities. Net cash used in financing activities increased due to the cash distributions paid to the partners during the first half of 1998. During the six months ended June 30, 1997, cash used in financing activities included the repayment of the mortgage note payable and debt extinguishment costs associated with the sale of Phoenix Business Park.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $18,962,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. The Partnership distributed approximately $2,936,000 ($32.63 per limited partnership unit) to the limited partners and approximately $60,000 to the general partners during the six months ended June 30, 1998. This amount represents the net proceeds from the sale of Summerhill Apartments in 1997. No distributions were made during the six months ended June 30, 1997. Future cash distributions will depend on the levels of cash generated from operations, property sales and the availability of cash reserves.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the Managing General Partner filed a motion seeking dismissal of the action.

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

b) Reports on Form 8-K: None filed during the quarter ended June 30, 1998.




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


                           Date: August 5, 1998