Form 10QSB
period 1998-09-30
CENTURY PROPERTIES FUND XV
filed 1998-11-12
CIK 314690

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


               For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________


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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


a)
                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998

Assets
  Cash and cash equivalents                                   2,887
  Receivables and deposits                                      815
  Restricted escrows                                            211
  Other assets                                                  322
  Investment properties:
    Land                                            5,766
    Buildings and related personal property        34,482
                                                   40,248
    Accumulated depreciation                      (19,551)   20,697


                                                             24,932

Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable                                               39
  Tenant security deposit liabilities                            76
  Accrued property taxes                                        579
  Other liabilities                                             287
  Mortgage notes payable                                     18,930

Partners' Capital (Deficit):
  Limited partners' (89,980 units issued and
    outstanding)                                    6,156
  General partners'                                (1,135)    5,021


                                                             24,932
          See Accompanying Notes to Consolidated Financial Statements


b)
                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                               Three Months Ended  Nine Months Ended
                                  September 30,       September 30,
                                 1998      1997      1998      1997
Revenues:
 Rental income                  $1,929    $2,109    $5,641   $6,207
 Other income                       94        87       295      302
 Gain on sale of properties         --     1,843        --    1,844
   Total revenues                2,023     4,039     5,936    8,353

Expenses:
 Operating                         689       903     2,050    2,915
 General and administrative         56        80       196      226
 Depreciation                      339       388       992    1,169
 Interest                          449       517     1,327    1,562
 Property taxes                    193       207       538      661
   Total expenses                1,726     2,095     5,103    6,533

Income before
 extraordinary loss                297     1,944       833    1,820

Extraordinary loss on early
 extinguishment of debt             --      (260)       --     (493)

Net income                      $  297    $1,684    $  833   $1,327

Net income allocated
 to general partners            $    6    $   93    $   17   $   86
Net income allocated
 to limited partners               291     1,591       816    1,241
                                $  297    $1,684    $  833   $1,327

Net income per limited
 partnership unit:
Income before
 extraordinary loss             $ 3.23    $20.51    $ 9.07   $19.16
Extraordinary loss on early
 extinguishment of debt             --     (2.83)       --    (5.37)
Net income per limited
 partnership unit               $ 3.23    $17.68    $ 9.07   $13.79

Distribution per limited
 partnership unit               $   --    $31.62    $32.63   $31.62

          See Accompanying Notes to Consolidated Financial Statements


 c)
                           CENTURY PROPERTIES FUND XV

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General    Limited
                                    Units      Partners   Partners    Total

Original capital contributions     89,980      $    --     $89,980    $89,980

Partners' (deficit) capital
 at December 31, 1997              89,980      $(1,092)    $ 8,276    $ 7,184

Distributions to partners              --          (60)     (2,936)    (2,996)

Net income for the nine months
 ended September 30, 1998              --           17         816        833

Partners' (deficit) capital
 at September 30, 1998             89,980      $(1,135)    $ 6,156    $ 5,021

          See Accompanying Notes to Consolidated Financial Statements


d)
                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                          1998      1997
Cash flows from operating activities:
  Net income                                            $   833   $ 1,327
  Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                             992     1,169
   Amortization of loan costs and leasing commissions        36        67
   Gain on sale of properties                                --    (1,844)
   Loss on disposal of property                              --        18
   Extraordinary loss on early extinguishment of debt        --       493
   Changes in accounts:
     Receivables and deposits                              (128)      139
     Other assets                                            (1)      (29)
     Accounts payable                                       (62)     (243)
     Tenant security deposit liabilities                    (16)      (67)
     Accrued property taxes                                  69        23
     Other liabilities                                       31        39
       Net cash provided by operating activities          1,754     1,092

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows     (26)      255
  Property improvements and replacements                   (364)     (518)
  Net proceeds from the sale of properties                   --    11,194
       Net cash (used in) provided by investing
         activities                                        (390)   10,931

Cash flows from financing activities:
  Payments on mortgage notes payable                        (93)     (190)
  Repayment of mortgage notes payable                        --    (5,402)
  Debt extinguishment costs                                  --      (382)
  Loan costs paid                                            --       (27)
  Distributions to partners                              (2,996)   (2,903)
       Net cash used in financing activities             (3,089)   (8,904)

Net (decrease) increase in cash and cash equivalents     (1,725)    3,119

Cash and cash equivalents at beginning of period          4,612       999

Cash and cash equivalents at end of period              $ 2,887   $ 4,118

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $ 1,290   $ 1,532

          See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

FCMC and Fox Realty Investors ("FRI"), a California general partnership, are the co-general partners of the Partnership. NPI Equity Investments II, Inc., a Florida corporation ("NPI Equity"), is the managing general partner of FRI. Insignia Properties Trust ("IPT") is the sole shareholder of both FCMC and NPI Equity (see "Note E").

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with the Managing General Partner and its affiliates were incurred during the nine month periods ended September 30, 1998 and 1997:


                                                         1998      1997
                                                         (in thousands)
Property management fees (included in operating
  expenses)                                              $291      $321
Reimbursement for services of affiliates, including
  approximately $19,000 and $21,000 in construction
  oversight reimbursements in 1998 and 1997,
  respectively (included in investment properties
  and operating and general and administrative
  expenses)                                               117       138

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partner but with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency, which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations was not significant.

In December 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership, at $120.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 4,222 of the outstanding limited partnership units of the Partnership as of January 30, 1998.

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

NOTE D - DISTRIBUTIONS

During the nine month period ended September 30, 1998, the Partnership distributed approximately $2,936,000 ($32.63 per limited partnership unit) to the limited partners and approximately $60,000 to the general partners from the proceeds from the sale of Summerhill Apartments in September 1997.

During the nine months ended September 30, 1997, the Partnership distributed approximately $2,845,000 ($31.62 per limited partnership unit) to the limited partners and approximately $58,000 to the general partners from the remaining proceeds from the sale of Northbrook Office Complex, the proceeds from the sale of Phoenix Business Park and cash flows from operations.

NOTE E - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of IPT, the entity which controls the Managing General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger.
As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's remaining investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for each of the nine month periods ended September 30, 1998 and 1997:

                                 Average Occupancy
Property                           1998      1997
Lakeside Place Apartments           98%       95%
  Houston, Texas
Preston Creek Apartments            92%       94%
  Dallas, Texas

The Managing General Partner attributes the increase in occupancy at Lakeside Place Apartments to an overall growth in the Houston, Texas, market.

The Partnership reported net income of approximately $297,000 and $833,000 for the three and nine months ended September 30, 1998, versus net income of approximately $1,684,000 and $1,327,000 for the corresponding periods in 1997. The decrease in rental income, and operating, depreciation, interest, and property tax expenses are primarily due to the sales of two investment properties in 1997. Phoenix Business Park was sold in January 1997 and Summerhill Apartments was sold in September 1997 (see discussion below). General and administrative expenses decreased as a result of fewer expense reimbursements being paid to the Managing General Partner.

For the remaining properties, Lakeside Place Apartments and Preston Creek Apartments, rental income increased approximately $358,000 while operating expenses decreased approximately $359,000 for the nine months ended September 30, 1998, as compared to the same period in 1997. Rental revenue increased due to an increase in occupancy and average rental rates at Lakeside Place Apartments. Other income increased as a result of an increase in interest income due to larger cash balances in interest bearing accounts and an increase in fees collected from the tenants at Lakeside Place Apartments primarily for parking, late charges, pet fees and application fees. Operating expenses decreased primarily from decreases in maintenance and property expenses. The decrease in maintenance expenses can be attributed to the completion of property improvements and upgrades to Lakeside Place Apartments in 1997. Property expenses decreased primarily due to decreases in on-site employee expenses at Lakeside Place Apartments including salaries and related benefits.

Included in operating expenses of the remaining properties for the nine months ended September 30, 1998, was approximately $41,000 of major repairs and maintenance comprised primarily of parking lot repairs, major landscaping and exterior building improvements. For the nine months ended September 30, 1997, operating expenses of the remaining properties included approximately $176,000 of major repairs and maintenance including exterior painting, major landscaping and parking lot repairs.

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

At September 30, 1998, the Partnership held cash and cash equivalents of approximately $2,887,000 compared to approximately $4,118,000 at September 30, 1997. The decrease in cash and cash equivalents was approximately $1,725,000 for the nine month period ended September 30, 1998, versus an increase of approximately $3,119,000 for the corresponding period in 1997. Net cash provided by operating activities increased primarily due to the increase in rental income and the decrease in operating expenses at the remaining properties, as discussed above. Also contributing to the increase in net cash provided by operating activities was the decrease in cash used for accounts payable due to the timing of payments. Partially offsetting these changes was a decrease in cash provided by receivables and deposits primarily due to the timing of withdrawals from tax escrows. Net cash used in investing activities increased primarily as a result of net proceeds from the sale of Phoenix Business Park and Summerhill Apartments being included in 1997 investing activities. Net cash used in financing activities decreased as a result of the repayment of the mortgage notes payable and debt extinguishment costs associated with the sales of Phoenix Business Park and Summerhill Apartments in 1997.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The Managing General Partner is currently assessing the need for capital improvements at each of the Partnership's properties. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of approximately $18,930,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such properties through foreclosure. The Partnership distributed approximately $2,936,000 ($32.63 per limited partnership unit) to the limited partners and approximately $60,000 to the general partners during the nine months ended September 30, 1998. This amount represents the net proceeds from the sale of Summerhill Apartments in 1997. During the nine months ended September 30, 1997, the Partnership distributed approximately $2,845,000 ($31.62 per limited partnership unit) to the limited partners and approximately $58,000 to the general partners from the remaining proceeds from the sale of Northbrook Office Complex, the proceeds from the sale of Phoenix Business Park and cash flows from operations. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the Managing General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the entity which controls the Managing General Partner of the Partnership. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares.
AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the Managing General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The Managing General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The Managing General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could
affect the Partnership's operations.   To date, the Managing General Partner  is
not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The Managing General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the Subject Partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The Managing General Partner filed an answer to the complaint on September 15, 1998. The Managing General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

b) Reports on Form 8-K: None filed during the quarter ended September 30, 1998.


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



                               CENTURY PROPERTIES FUND XV


                               By: FOX CAPITAL MANAGEMENT CORPORATION
                                   Its Managing General Partner

                               By: /s/Patrick Foye
                                   Patrick Foye
                                   Executive Vice President

                               By: /s/Timothy R. Garrick
                                   Timothy R. Garrick
                                   Vice President - Accounting
                                   (Duly Authorized Officer)


                               Date: November 12, 1998