Form 10KSB
period 1998-12-31
CENTURY PROPERTIES FUND XV
filed 1999-03-31
CIK 314690

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 [NO FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for its most recent fiscal year. $7,934,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Century Properties Fund XV (the "Partnership" or the "Registrant") was organized in May 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporations Code. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The partnership agreement provides that the Partnership is to terminate on December 31, 2020, unless terminated prior to such date.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-66459), was declared effective by the Securities and Exchange Commission on May 1, 1980. The Partnership marketed its securities pursuant to its Prospectus dated May 1, 1980, as revised on May 29, 1980, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933. Beginning in July 1980 through April 1981, the Partnership offered $90,000,000 in Limited Partnership units and sold units having an initial cost of $89,980,000. The General Partner purchased 100 limited partnership units for a 4% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The net proceeds of this offering were used to acquire seventeen income-producing real properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in June 1982, and since then the principal activity of the Partnership has been holding for investment and ultimately selling its income-producing real property. In the period from 1986 through January 1992, six office buildings, three apartment buildings, and one shopping center were sold or otherwise disposed. The Partnership sold two of its properties in 1995 and an office building in the first quarter of 1996. The remaining commercial property was sold in January 1997 and an apartment building was sold in the third quarter of 1997. As a result of these sales, the Partnership currently retains an ownership in two properties. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties.

The Managing General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancing, debt restructuring or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Partnership has no full time employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner, provided day-to-day management services to the Partnership's investment properties for the years ended December 31, 1998 and 1997.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local. In addition, various limited partnerships have been formed by the Managing General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

Transfer of Control

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of FCMC and NPI Equity Investment II, Inc. ("NPI Equity"), the managing general partner of FRI. On December 31, 1996, the stock of NPI Equity was acquired by Insignia Properties Trust ("IPT"), an affiliate of the Managing General Partner.

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Tender Offers

On January 19, 1996, DeForest Ventures I L.P., the entity which tendered for units of the Partnership in 1994 and 1995, and certain of its affiliates sold the units then held by them (35,473.17 units representing approximately 39% of the total outstanding units at such time) to Riverside Drive L.L.C. ("Riverside"), an affiliate of the Managing General Partner. As a result, Riverside could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, Riverside would in all likelihood votes the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside has agreed for the benefit of non-tendering unitholders, that it will vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired. In addition to the foregoing units, an affiliate of Insignia Properties L.P. ("IPLP"), acquired 4,222 units pursuant to its December 17, 1997, tender offer. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for additional information with respect to this tender offer.

ITEM 2.  DESCRIPTION OF PROPERTIES:

The following table sets forth the Partnership's investments in properties:

                             Date of
          Property          Purchase      Type of Ownership          Use

Lakeside Place Apartments     12/80   Fee ownership subject to   Apartment-
  Houston, Texas                       first mortgage (1)        734 units

Preston Creek Apartments      08/81   Fee ownership subject to   Apartment-
  Dallas, Texas                        first mortgage            228 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                    Carrying   Accumulated                           Federal

Property             Value     Depreciation    Rate     Method      Tax Basis

                        (in thousands)                           (in thousands)


Lakeside Place

 Apartments        $31,080     $15,851       5-30 yrs.    SL       $16,099


Preston Creek

 Apartments          9,386       4,007       5-30 yrs.    SL         2,700


                   $40,466     $19,858                             $18,799


See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.


                     Principal                                   Principal

                     Balance At                                   Balance

                    December 31, Interest  Period   Maturity      Due At

 Property               1998       Rate   Amortized   Date     Maturity (2)

                   (in thousands)                             (in thousands)


 Lakeside Place

  Apartments         $14,398       9.60%   30 yrs.  07/01/01    $14,029

 Preston Creek

  Apartments           4,500       7.33%     (1)    11/01/03      4,500

                     $18,898                                    $18,529


(1)   Monthly payments are interest only.

(2) See "Item 7. Financial Statements _ Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

RENTAL RATES AND OCCUPANCY:

Average annual rental rate and occupancy for 1998 and 1997 for each property:


                           Average Annual             Average

                            Rental Rates             Occupancy

Property                  1998        1997        1998       1997


Lakeside Place         $8,248/unit $7,909/unit    98%        95%

Preston Creek           8,153/unit  7,865/unit    92%        93%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that all of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. All of the properties are in good physical condition subject to normal depreciation and deterioration as is typical for assets of this type and age.

REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:


                                   1998           1998

                                  Billing         Rate

                              (in thousands)


Lakeside Place Apartments     $544               2.84%

Preston Creek Apartments       212               2.54%


CAPITAL IMPROVEMENTS:

Lakeside Place Apartments

During the year ended December 31, 1998, the Partnership completed approximately $541,000 of capital improvement projects at Lakeside Place Apartments consisting primarily of roof repairs, carpet replacement, air conditioning units, signage, appliances and floor coverings. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $335,000 of capital improvements over the near-term. Capital improvement projects planned for 1999 consist of, but are not limited to, roof repairs, carpet and vinyl replacement, landscaping, electrical upgrades, parking lot repairs, air conditioning, and appliances. These improvements are budgeted for approximately $677,000.

Preston Creek Apartments

During the year ended December 31, 1998 the Partnership completed approximately $104,000 of capital improvement projects at Preston Creek Apartments consisting of carpet replacement and air conditioning units. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $229,000 of capital improvements over the near-term. Capital improvement projects planned for 1999 consist of, but are not limited to, structural upgrades, landscaping and carpet and vinyl replacements. These improvements are budgeted for approximately $218,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrer has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiff's allegedly own interests and which Insignia affiliates allegedly manage or controls (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The unit holders of the Partnership did not vote on any matter during the fiscal quarter ended December 31, 1998.





                                    PART II


ITEM 5. MARKET FOR THE PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units aggregating $89,980,000. As of December 31, 1998, the Partnership had 89,980 units outstanding held by 4,962 limited partners of record. Affiliates of the Managing General Partner owned 39,787.17 units or 44.217% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the years ended December 31, 1998 and 1997, distributions of $1,890,000 ($20.58 per limited partnership unit) and $26,000 ($0.28 per limited partnership unit) were paid from operations, respectively. Distributions from property sales were $2,996,000 ($32.63 per limited partnership unit) and $2,877,000 ($31.34 per limited partnership unit) for 1998 and 1997, respectively. Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership Management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $210,000 and $3,000 in Partnership Management fees were paid during the years ended December 31, 1998 and 1997, respectively. Future cash distributions will depend on the levels of net cash generated from operations, refinancing, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. Subsequent to the Partnership's year-end, a distribution from operations of $450,000 ($4.90 per limited partnership unit) was paid during January 1999. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further additional distributions to its partners in 1999 or subsequent periods.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Registrant's net income for the year ended December 31, 1998, was approximately $905,000, versus a net income of approximately $1,551,000 for the year ended December 31, 1997. Included in net income for the year ended December 31, 1997, is approximately $1,844,000 in gains from the sale of the Registrant's Phoenix Business Park and Summerhill Apartments in 1997. Also included in the consolidated statement of operations for 1997 was an extraordinary loss on early extinguishment of debt in connection with the payoff of the mortgages encumbering Phoenix Business Park and Summerhill Apartments in 1997, of approximately $493,000. Overall, the decrease in rental income and total expenses is directly attributable to the sale of Phoenix Business Park in January 1997 and Summerhill Apartments in September 1997.

At the Registrant's two remaining properties, rental revenue increased by approximately $450,000 and operating expenses decreased by approximately $340,000, primarily at Lakeside Place Apartments. Rental income at Lakeside Place Apartments increased by approximately $418,000 due to increases in rental rates and occupancy at the property. The decrease in operating expenses is primarily due to a decrease at Lakeside Place Apartments as the result of maintenance projects completed in 1997 to enhance the curbside appeal. Depreciation expense and interest expense decreased as a result of the sale of Summerhill Apartments and Phoenix Business Park in 1997.

General and administrative expenses increased for the period ended December 31, 1998, compared to the same period in 1997, as a result of an increase in Partnership management fees collected on the distribution of cash flows from operations during 1998 as compared to 1997. Included in general and administrative expenses at both December 31, 1998 and 1997 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

As part of the ongoing business plan of the Registrant, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $1,143,000, compared to approximately $4,612,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $612,000 of cash used in investing activities and approximately $5,011,000 of cash used in financing activities which was partially offset by approximately $2,154,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements partially offset by receipts from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties and partner distributions. The Registrant invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. The Registrant has budgeted, but not limited to, approximately $895,000 in capital improvements for all of the Registrant's properties in 1999. Budgeted capital improvements include parking lot repairs, major landscaping, roof replacement, major building repairs, electrical upgrades, carpet and vinyl replacement, appliances replacements, air conditioning replacements and structural upgrades. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,898,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. The Managing General Partner will attempt to refinance such indebtedness or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $1,890,000 and $26,000 was made during the year ended December 31, 1998 and 1997, respectively. Cash distributions from property sales of approximately $2,996,000 and $2,877,000 was made in 1998 and 1997, respectively. During the first quarter of 1999, the Registrant made a distribution in the aggregate amount of $450,000 from operations. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.





ITEM 7.  FINANCIAL STATEMENTS


CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS


  Independent Auditors' Reports

  Consolidated Balance Sheet - December 31, 1998

  Consolidated Statements of Operations - Years ended December 31, 1998 and
     1997

  Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1998 and 1997

  Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
     1997

  Notes to Consolidated Financial Statements








               Report of Ernst & Young LLP, Independent Auditors


To The Partners
Century Properties Fund XV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 1998, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                        /s/ ERNST & YOUNG LLP



Greenville, South Carolina
March 3, 1999








                          Independent Auditors' Report


To The Partners
Century Properties Fund XV
Greenville, South Carolina



We have audited the accompanying consolidated statements of operations, changes in partners' capital and cash flows of Century Properties Fund XV (a limited partnership)(the "Partnership") and its subsidiary for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Century Properties Fund XV and its subsidiary for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                    /s/Imowitz Koenig & Co., LLP
                                                    Certified Public Accountants

New York, New York
January 16, 1998





                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1998
                         (in thousands, except unit data)



 Assets

  Cash and cash equivalents                                   $  1,143

  Receivables and deposits                                       1,073

  Restricted escrows                                               152

  Other assets                                                     241

  Investment properties (Notes C and F):

    Land                                          $  5,766

    Buildings and related personal property         34,700

                                                    40,466

    Less accumulated depreciation                  (19,858)     20,608

                                                              $ 23,217


 Liabilities and Partners' Capital (Deficit)


 Liabilities

  Accounts payable                                            $     22

  Tenant security deposits payable                                  72

  Accrued property taxes                                           771

  Other liabilities                                                251

  Mortgage notes payable (Notes C and F)                        18,898


 Partners' Capital (Deficit):

  General partners'                               $ (1,172)

  Limited partners' (89,980 units issued and

    outstanding)                                     4,375       3,203

                                                              $ 23,217


          See Accompanying Notes to Consolidated Financial Statements





                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                      Years Ended December 31,

                                                          1998         1997

Revenues:

 Rental income                                        $ 7,555      $ 8,029

 Other income                                             379          415

 Gain on sale of properties (Note G)                       --        1,844

  Total revenues                                        7,934       10,288


Expenses:

 Operating                                              2,728        3,599

 General and administrative                               460          280

 Depreciation                                           1,336        1,496

 Interest                                               1,775        2,008

 Property taxes                                           730          861

  Total expenses                                        7,029        8,244


Income before extraordinary item                          905        2,044

Extraordinary loss on early extinguishment

  of debt (Note G)                                         --         (493)


Net income                                            $   905      $ 1,551


Net income allocated to general partners              $    18      $    91

Net income allocated to limited partners                  887        1,460

                                                      $   905      $ 1,551


Net income per limited partnership unit:

 Income before extraordinary item                     $  9.86      $ 21.60

 Extraordinary item                                        --        (5.37)

 Net income                                           $  9.86      $ 16.23


Distribution per limited partnership unit             $ 53.21      $ 31.62


          See Accompanying Notes to Consolidated Financial Statements





                           CENTURY PROPERTIES FUND XV

       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                        (in thousands, except unit data)





                                   Limited

                                 Partnership    General     Limited

                                    Units      Partners'   Partners'    Total


 Original Capital contributions    89,980     $     --    $89,980     $89,980


 Partners' (deficit) capital at

  December 31, 1996                89,980     $ (1,125)   $ 9,661     $ 8,536


 Distribution to partners              --          (58)    (2,845)     (2,903)


 Net income for the year

  ended December 31,1997               --           91      1,460       1,551


 Partners' (deficit) capital

  at December 31, 1997             89,980       (1,092)     8,276       7,184


 Distributions to partners             --          (98)     (4,788)     (4,886)


 Net income for the year

  ended December 31, 1998              --           18         887         905


 Partners' (deficit) capital

  at December 31, 1998             89,980     $ (1,172)   $  4,375    $  3,203


          See Accompanying Notes to Consolidated Financial Statements



                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,

                                                             1998       1997

 Cash flows from operating activities:

   Net income                                             $   905    $ 1,551

   Adjustments to reconcile net income to

    net cash provided by operating activities:

    Depreciation                                            1,336      1,496

    Amortization of loan costs and leasing commissions         56         85

    Gain on sale of properties                                 --     (1,844)

    Loss on disposal of property                               26         18

    Extraordinary loss on early extinguishment

     of debt                                                   --        493

    Change in accounts:

     Receivables and deposits                                (386)       280

     Other assets                                              60          3

     Accounts payable                                         (79)      (209)

     Tenant security deposits payable                         (20)       (74)

     Accrued property taxes                                   261        (45)

     Other liabilities                                         (5)        21


         Net cash provided by operating activities          2,154      1,775


 Cash flows from investing activities:

     Property improvements and replacements                  (645)      (658)

     Net withdrawals from restricted escrows                   33        230

     Net proceeds from property sales                          --     11,194


         Net cash (used in) provided by investing

          activities                                         (612)    10,766


 Cash flows from financing activities:

     Mortgage principal payments                             (125)      (219)

     Repayment of mortgage notes payable                       --     (5,402)

     Debt extinguishment costs                                 --       (382)

     Loan costs                                                --        (22)

     Distributions to partners                             (4,886)    (2,903)


          Net cash used in financing activities            (5,011)    (8,928)


 Net (decrease) increase in cash and

  cash equivalents                                         (3,469)     3,613


 Cash and cash equivalents at beginning of year             4,612        999


 Cash and cash equivalents at end of year                 $ 1,143    $ 4,612


 Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $ 1,719    $ 1,963


          See Accompanying Notes to Consolidated Financial Statements




                           CENTURY PROPERTIES FUND XV

                   Notes to Consolidated Financial Statements

                               December 31, 1998


NOTE A - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization:

Century Properties Fund XV (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California to hold for investment, and ultimately sell income-producing real estate. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (See "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership operates two apartment properties located in Texas. The Partnership was organized in May 1980. Capital contributions of $89,980,000 ($1,000 per unit) were made by the limited partners.

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

Allocation of Profits, Gains and Losses:

Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments:

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures about Fair Value of Financial Instruments", as amended by SFAS no. 119 "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying amount. Due to significant prepayment penalties associated with the debt, it would not be beneficial to the Partnership to refinance this obligation.

Cash and Cash Equivalents:

Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities of less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation:

Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Loan Costs:

Loan costs of approximately $540,000, less accumulated amortization of approximately $308,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Security Deposits:

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space, and is current on its rental payments.

Leases:

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties:

Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Segment Reporting:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. See "Note I" for required disclosure.

Advertising:

The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $200,000 and $204,000 for the years ended December 31, 1998 and 1997, respectively, were charged to expense as incurred.

Reclassifications:

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the entity which controls the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows:


                     Principal      Monthly                         Principal

                    Balance At      Payment     Stated               Balance

                   December 31,    Including   Interest Maturity      Due At

 Property              1998         Interest     Rate     Date       Maturity

                         (in thousands)                           (in thousands)


 Lakeside Place     $14,398       $   126       9.60%   07/01/01     $14,029

 Preston Creek        4,500            27       7.33%   11/01/03       4,500

  Total             $18,898       $   153                            $18,529


The mortgage notes payable are nonrecourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective apartment properties. The mortgage notes payable includes prepayment penalties if repaid prior to maturity. Further the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage notes payable subsequent to December 31, 1998, are as follows (in thousands):

            1999              $   138

            2000                  152

            2001               14,108

            2002                   --

            2003                4,500

                              $18,898


Amortization of deferred financing costs totaled approximately $56,000 and $83,000 for 1998 and 1997, respectively.

NOTE D - INCOME TAXES

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):


                                       For the years ended

                                            December 31,


                                         1998        1997


Net income as reported                 $  905      $1,551

Add (deduct):

   Depreciation differences                12         161

   Gain on property dispositions, net      --       4,488

   Unearned revenue                       170          (2)

   Other                                   40          50


Federal taxable income                 $1,127      $6,248


Federal taxable income per limited

   partnership unit                    $12.27      $67.00


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


                                                    1998


Net assets as reported                          $ 3,203

 Land and buildings                               6,254

 Accumulated depreciation                        (8,063)

 Deferred sales commission                        8,008

 Syndication fees                                 2,314

 Other                                              229


Net assets - income tax method                  $11,945


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the twelve month periods ended December 31, 1998 and 1997:


                                                            1998       1997

                                                            (in thousands)


Property management fees (included in operating expenses)   $391       $422


Reimbursement for services of affiliates, including

 approximately $19,000 and $23,000 of construction

 services reimbursement in 1998 and 1997, respectively

 (included in investment properties, operating expenses

 and general and administrative expenses)                    147        186


Partnership management fee (included in general and

 administrative expenses)                                    210          3


During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $391,000 and $422,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $147,000 and $186,000 for the years ended December 31, 1998 and 1997, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $210,000 and $3,000 in Partnership management fees was paid during the years ended December 31, 1998 and 1997, respectively.

In addition, in connection with the sale of Summerhill, an affiliate of the Managing General Partner received approximately $70,000 as a sales commission in 1997.

For the period from January 1, 1997, to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the Managing General Partners with an insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

In December 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership, at $120.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 4,222 of the outstanding limited partnership units of the Partnership.

AIMCO currently owns, through affiliates, a total of 39,787.17 limited partnership units or 44.217%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION


                            Initial Cost

                           To Partnership

                           (in thousands)


                                               Buildings      Net Costs

                                              and Related    Capitalized

                                                Personal    Subsequent to

Description        Encumbrances      Land       Property     Acquisition


Lakeside Place       $14,398        $ 3,659     $21,481        $ 5,940


Preston Creek          4,500          2,118       5,793          1,475


 Total                $18,898        $ 5,777     $27,274        $ 7,415






             Gross Amount at Which Carried

                 at December 31, 1998

                    (in thousands)

                       Buildings

                          and

                       Personal          Accumulated    Year of      Date   Depreciable

Description     Land   Property   Total  Depreciation Construction Acquired Life Years

                                        (in thousands)


Lakeside Place $ 3,659 $27,421   $31,080    $15,851      10/76      12/80    5-30 yrs.


Preston Creek    2,107   7,279     9,386     4,007       10/79       8/80    5-30 yrs.


Total          $ 5,766 $34,700   $40,466   $19,858


Reconciliation of Real Estate and Accumulated Depreciation:


                                           December 31,

                                         1998        1997

                                          (in thousands)


 Investment Properties

 Balance at beginning of year         $39,884     $55,523

   Property improvements                  645         658

   Dispositions of property               (63)    (16,297)

 Balance at end of year               $40,466     $39,884



Accumulated Depreciation

Balance at beginning of year          $18,559     $24,163

   Additions charged to expense         1,336       1,496

   Dispositions of property               (37)     (7,100)

Balance at end of year                $19,858     $18,559


The aggregate cost of the real estate for Federal income tax purposes at December 31, 1998 and 1997, is $46,720,000 and $46,077,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997, is $27,921,000 and $26,597,000, respectively.

NOTE G - DISPOSITION OF RENTAL PROPERTIES

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

NOTE H - DISTRIBUTIONS

Cash distributions from operations of approximately $1,890,000 and $26,000 were made during the years ended December 31, 1998 and 1997, respectively. Cash distributions from property sales of approximately $2,996,000 and $2,877,000 were made in 1998 and 1997, respectively. During the first quarter of 1999, the Registrant made a distribution in the aggregate amount of $450,000 from operations.

NOTE I - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" the Partnership for the year ended December 31, 1998 has one reportable segment: residential properties. The Partnership, for the year ended December 31, 1997, had two reportable segments: residential properties and a commercial property. The Partnership's residential property segment consists of two apartment complexes in Texas. The Partnership rents apartment units to people for terms that are typically twelve months or less. The commercial property segment consisted of one office building located in Atlanta, Georgia. This property leased space to various professional enterprises and was sold to an unaffiliated third party on January 15, 1997.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

 1998
                                      Residential Commercial  Other     Totals
 Rental income                        $ 7,555     $    --    $    --  $  7,555
 Other income                             255          --        124       379
 Interest expense                       1,775          --         --     1,775
 Depreciation                           1,336          --         --     1,336
 General and administrative expense        --          --        460       460
 Segment profit (loss)                  1,241          --       (336)      905
 Total assets                          22,665          --        552    23,217
 Capital expenditures for investment
  properties                              645          --         --       645

 1997
                                      Residential Commercial  Other     Totals
 Rental income                        $ 7,970     $    59   $    --   $  8,029
 Other income                             311           5        99        415
 Interest expense                       2,000           8        --      2,008
 Depreciation                           1,480          16        --      1,496
 General and administrative expense        --          --       280        280
 Gain on disposal of assets             1,843           1        --      1,844
 Loss on extraordinary item              (260)       (233)       --       (493)
 Segment profit (loss)                  1,950        (218)     (181)     1,551
 Total assets                          22,673          --     4,493     27,166
 Capital expenditures for investment
  properties                              658          --        --        658

NOTE J - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint were heard during February 1999. No ruling on such demurrer has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiff's allegedly own interests and which Insignia affiliates allegedly manage or controls (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective November 10, 1998, the Registrant dismissed its prior Independent Auditors Imowitz Koenig and Company LLP ("Imowitz"). Imowitz' Independent Auditor's Report on Registrant's financial statements for calendar year ended December 31, 1997 did not contain any adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During the calendar year ended 1997 and through November 10, 1998, there were no disagreements between the Registrant and Imowitz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Imowitz, would have caused it to make references to the subject matter of the disagreements in connection with its reports.

Effective November 24, 1998, Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through November 10, 1998, the Registrant did not consult Ernst and Young LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Century Properties Fund XV (the "Partnership" or the "Registrant") has no officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), manages and controls substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

        Name            Age                     Position

 Patrick J. Foye        41     Executive Vice President and Director

 Timothy R. Garrick     42     Vice President_Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President_Accounting and Director of the Managing General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney.
Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1998.

 Name and address of                 Amount and nature of
 Beneficial Owner                    Beneficial Ownership   % of Class

 Insignia Properties, LP                    92.00                .102
   (an affiliate of AIMCO)
 Riverside Drive, LLC                   35,473.17             39.423
   (an affiliate of AIMCO)
 Madison River Properties, LLC           4,222.00              4.692
   (an affiliate of AIMCO)

 All directors and executive

Insignia Properties LP, Riverside Drive, LLC and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the Managing General Partner owns any Units. The Managing General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

In December 1997, affiliates of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership, at $120.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 4,222 units of limited partnership interest in the Partnership.

As a result of its ownership of approximately 39,787.17 (44.22%) limited partnership units through its affiliates, AIMCO could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The General Partners received cash distributions of $38,000 and $1,000 from operations during the fiscal year ended December 31, 1998 and 1997, respectively. The General Partners received distributions from property sales of approximately $60,000 and $57,000 for the years ended December 31, 1998 and 1997, respectively.

The Partnership has no employees and is dependent upon the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the twelve month periods ended December 31, 1998 and 1997:


                                                             1998       1997

                                                             (in thousands)


Property management fees                                  $   391    $   422


Reimbursement for services of affiliates, including

 Approximately $19,000 and $23,000 of construction

 services reimbursement in 1998 and 1997, respectively        147        186

Partnership management fee                                    210          3


During the years ended December 31, 1998 and 1997, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates $391,000 and $422,000 for the years ended December 31, 1998 and 1997, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $147,000 and $186,000 for the years ended December 31, 1998 and 1997, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $210,000 and $3,000 in Partnership management fees was paid during the years ended December 31, 1998 and 1997, respectively.

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

In December 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests the Partnership. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership, at $120.00 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 4,222 of the outstanding limited partnership units of the Partnership.

AIMCO currently owns, through affiliates, a total of 39,787.17 limited partnership units or 44.217%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits:

             See Exhibit Index contained herein.

(b)          Reports on Form 8-K filed during the fourth quarter of 1998:

             Current Report on Form 8-K dated October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

             Current Report on Form 8-K dated November 10, 1998, disclosing the dismissal of Imowitz Koenig & Co., LLP as the registrant's Independent accountant.

             Current Report on Form 8-K dated December 9, 1998 disclosing the engagement of Ernst & Young, LLP as the registrant's Independent Accountant.


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




                                     CENTURY PROPERTIES FUND XV

                                     By: FOX CAPITAL MANAGEMENT CORPORATION,
                                         Managing General Partner


                                     By: /s/ Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President


                                     By: /s/ Timothy R. Garrick
                                         Timothy R. Garrick
                                         Vice President - Accounting


                                     Date:  March 31, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Patrick J. Foye      Executive Vice President        Date: March 31, 1999
Patrick J. Foye          and Director


/s/ Timothy R. Garrick   Vice President - Accounting     Date: March 31, 1999
Timothy R. Garrick       and Director











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

       2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to Exhibit
                2.1 of IPT's Current Report on Form 8-K dated October 1, 1998.

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

       10.7 Contract of Sale of Summerhill Apartments between Registrant and McNeil Capital L.L.C. dated July 31, 1997 incorporated by reference to Current Report on Form 8-K dated September 24, 1997.

       16 Letter dated November 11, 1998 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K dated November 10, 1998.

       27       Financial Data Schedule.