Form 10QSB
period 1999-03-31
CENTURY PROPERTIES FUND XV
filed 1999-05-07
CIK 314690

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


                 For the quarterly period ended March 31, 1999


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

                         55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


a)
                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999



Assets

  Cash and cash equivalents                                        $  1,089

  Receivables and deposits                                            1,057

  Restricted escrows                                                    192

  Other assets                                                          231

  Investment properties:

    Land                                              $  5,766

    Buildings and related personal property             34,837


                                                        40,603

    Accumulated depreciation                           (20,197)      20,406

                                                                   $ 22,975

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                 $     20

  Tenant security deposit liabilities                                    70

  Accrued property taxes                                                710

  Other liabilities                                                     242

  Mortgage notes payable                                             18,865

Partners' Capital (Deficit):

  Limited partners' (89,980 units issued and

    outstanding)                                      $  4,243


  General partners'                                     (1,175)       3,068


                                                                   $ 22,975


          See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)



                                                        Three Months Ended

                                                             March 31,

                                                         1999         1998

Revenues:

 Rental income                                         $1,913       $1,830

 Other income                                              71           94

   Total revenues                                       1,984        1,924

Expenses:

 Operating                                                611          650

 General and administrative                               119           75

 Depreciation                                             339          324

 Interest                                                 447          429

 Property taxes                                           153          152

   Total expenses                                       1,669        1,630


Net income                                             $  315       $  294


Net income allocated to general partners (2%)          $    6       $    6

Net income allocated to limited partners (98%)            309          288


                                                       $  315       $  294


Net income per limited partnership unit                $ 3.43       $ 3.20


Distribution per limited partnership unit              $ 4.90       $16.34


          See Accompanying Notes to Consolidated Financial Statements



 c)

                           CENTURY PROPERTIES FUND XV

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                  Limited

                                Partnership    General     Limited     Total

                                   Units       Partners    Partners   Capital


Original capital contributions  89,980       $    --      $89,980    $89,980

Partners' (deficit) capital at

 December 31, 1998              89,980       $(1,172)     $ 4,375    $ 3,203

Distribution to partners            --            (9)        (441)      (450)

Net income for the three months

ended March 31, 1999                --             6          309        315

Partners' (deficit) capital at

 March 31, 1999                 89,980       $(1,175)     $ 4,243    $ 3,068


          See Accompanying Notes to Consolidated Financial Statements



d)
                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                      Three Months Ended

                                                           March 31,

                                                       1999         1998

Cash flows from operating activities:

  Net income                                       $   315      $   294

  Adjustments to reconcile net income to net

  cash provided by operating activities:

   Depreciation                                        339          324

   Amortization of loan costs                           19           (2)

   Change in accounts:

     Receivables and deposits                           16          246

     Other assets                                       (9)          36

     Accounts payable                                   (2)         (30)

     Tenant security deposit liabilities                (2)          (5)

     Accrued property taxes                            (61)        (317)

     Other liabilities                                  (9)          (1)

       Net cash provided by operating activities       606          545


Cash flows from investing activities:

  Net deposits to restricted escrows                   (40)         (41)

  Property improvements and replacements              (137)         (64)

       Net cash used in investing activities          (177)        (105)


Cash flows from financing activities:

  Payments on mortgage notes principal                 (33)         (30)

  Distributions to partners                           (450)      (1,500)

       Net cash used in financing activities          (483)      (1,530)

Net decrease in cash and cash equivalents              (54)      (1,090)

Cash and cash equivalents at beginning of period     1,143        4,612

Cash and cash equivalents at end of period         $ 1,089      $ 3,522

Supplemental disclosure of cash flow information:

  Cash paid for interest                           $   428      $   431


          See Accompanying Notes to Consolidated Financial Statements



e)
                           CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The Partnership's financial statements include the accounts of Century Lakeside Place, L.P. The Partnership owns a 99% interest this partnership and it has the ability to control the major operating and financial policies of these partnerships. All intercompany transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the three month periods ended March 31, 1999 and 1998:


                                                         1999        1998

                                                          (in thousands)

Property management fees (included in operating

  expenses)                                             $100        $ 95

Reimbursement for services of affiliates, including

  approximately $1,000 in construction services

  reimbursements in 1998 (included in operating

  and general and administrative expenses).                31         38

Partnership management fee                                 50         --


During the three month periods ended March 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $100,000 and $95,000 for the three month periods ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $31,000 and $38,000 for the three month periods ended March 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $50,000 in Partnership management fees was paid during the three month period ended March 31, 1999.

NOTE D - DISTRIBUTIONS

A cash distribution from operations of approximately $450,000 was made during the three months ended March 31, 1999. A cash distribution of approximately $1,500,000 from the sale of Summerhill Apartments in 1997 was made during the three months ended March 31, 1998.


NOTE E - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues:

The Partnership for the three month periods ended March 31, 1999 and 1998 had one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


1999
                                      Residential    Other      Totals
Rental income                         $ 1,913     $    --     $  1,913
Other income                               64           7           71
Interest expense                          447          --          447
Depreciation                              339          --          339
General and administrative expense         --         119          119
Segment profit (loss)                     427        (112)         315
Total assets                           22,174         801       22,975
Capital expenditures for investment
Properties                                137          --          137

1998
                                      Residential    Other      Totals
Rental income                         $ 1,830     $    --     $  1,830
Other income                               54          40           94
Interest expense                          429          --          429
Depreciation                              324          --          324
General and administrative expense         --          75           75
Segment profit (loss)                     329         (35)         294
Total assets                           22,149       3,428       25,577
Capital expenditures for investment
Properties                                 64          --           64

NOTE F - LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia Financial Group, Inc. ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint were heard during February 1999. No ruling on such demurrer has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for each of the three month periods ended March 31, 1999 and 1998:


                                       Average Occupancy

Property                               1999            1998


Lakeside Place Apartments (1)           94%            98%

  Houston, Texas

Preston Creek Apartments (2)            94%            87%

  Dallas, Texas


(1) The Managing General Partner attributes the decrease in occupancy to construction of new complexes in the Houston sub-market resulting in an increased supply of available rental units.
(2) The Managing General attributes the increase in occupancy to an increase in advertising and marketing.

Results of Operations

The Registrant's net income for the three month period ended March 31, 1999, was approximately $315,000, versus a net income of approximately $294,000 for the corresponding period in 1998. The increase in net income is attributable to an increase in total revenues which was partially offset by an increase in total expenses.

Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. Rental income increased as a result of improved occupancy levels at Preston Creek and an increase in average rental rates at Preston Creek and Lakeside Place Apartments. Other income decreased as a result of a decrease in cash held in interest bearing accounts due to a cash distribution made to the partners during the three month period ended March 31, 1999.

Total expenses increased due to an increase in general and administrative, depreciation and interest expenses, which was partially offset by a decrease in operating expense. General and administrative expenses increased for the period ended March 31, 1999 compared to the same period in 1998, as a result of an increase in Partnership management fees collected on the distribution of cash flows from operations during 1999. Included in general and administrative expenses at both March 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. Depreciation expense increased as a result of additional depreciable assets recently placed into service at Lakeside Place Apartments. Interest expenses increased resulting from an adjustment made in the first quarter of 1998 to adjust the accumulated amortization of loan costs.

The decrease in operating expenses is primarily due to a decrease at Lakeside Place Apartments as the result of a decrease in advertising expenses and a decrease in insurance expense. Also contributing to the decrease in operating expenses is a decrease in maintenance expenses at Preston Creek Apartments.

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

Liquidity and Capital Resources

At March 31, 1999, the Registrant had cash and cash equivalents of approximately $1,089,000, compared to approximately $3,522,000 at March 31, 1998. For the three months ended March 31, 1999, cash and cash equivalents decreased approximately $54,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $483,000 of cash used in financing activities and approximately $177,000 of cash used in investing activities which more than offset by approximately $606,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of capital improvements and replacements and deposits to escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state and local legal and regulatory requirements. Capital improvements planned for each of the Partnership's properties are detailed below.

Lakeside Place Apartments

During the three month period ended March 31, 1999, the Partnership completed approximately $125,000 of capital improvement projects at Lakeside Place Apartments consisting primarily of roof repairs, carpet replacement, appliances and floor coverings. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $335,000 of capital improvements over the near-term. Capital improvement projects planned for 1999 consist of, but are not limited to, roof repairs, carpet and vinyl replacement, landscaping, electrical upgrades, parking lot repairs, air conditioning, and appliances. These improvements are budgeted for approximately $677,000.

Preston Creek Apartments

During the three month period ended March 31, 1999 the Partnership completed approximately $12,000 of capital improvement projects at Preston Creek Apartments consisting of carpet replacement and structural upgrades. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $229,000 of capital improvements over the near-term. Capital improvement projects planned for 1999 consist of, but are not limited to, structural upgrades, landscaping and carpet and vinyl replacements. These improvements are budgeted for approximately $218,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $18,865,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity date. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $450,000 ($4.90 per Limited Partnership Unit) was made during the three months ended March 31, 1999. A cash distribution of approximately $1,500,000 ($16.34 per Limited Partnership Unit) from the sale of Summerhill Apartments in 1997 was made during the three months ended March 31, 1998. The Registrant's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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



                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDING

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia Financial Group, Inc. ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner has filed demurrers to the amended complaint were heard during February 1999. No ruling on such demurrer has been received. The Managing General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California, county of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). This case was settled on March 3, 1999. The Partnership is responsible for a portion of the settlement costs. The expense will not have a material effect on the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

     Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b)   Reports on Form 8-K:

     None filed during the quarter ended March 31, 1999.



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