Form 10QSB
period 1999-06-30
CENTURY PROPERTIES FUND XV
filed 1999-08-10
CIK 314690

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

                  For the quarterly period ended June 30, 1999

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


a)
                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

  Cash and cash equivalents                                        $  1,795

  Receivables and deposits                                              487

  Restricted escrows                                                    117

  Other assets                                                          264

  Investment properties:

    Land                                              $  5,766

    Buildings and related personal property             35,128

                                                        40,894

    Less accumulated depreciation                      (20,547)      20,347

                                                                   $ 23,010

Liabilities and Partners' Capital (Deficit)

Liabilities

  Accounts payable                                                 $     32

  Tenant security deposit liabilities                                    73

  Accrued property taxes                                                373

  Other liabilities                                                     259

  Mortgage notes payable                                             18,831

Partners' Capital (Deficit):

  Limited partners' (89,980 units issued and

    outstanding)                                      $  4,609

  General partners'                                     (1,167)       3,442

                                                                   $ 23,010


          See Accompanying Notes to Consolidated Financial Statements
b)

                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                        (in thousands, except unit data)


                              Three Months Ended    Six Months Ended

                                   June 30,             June 30,

                                1999       1998      1999       1998

Revenues:

 Rental income               $  1,937   $  1,882   $  3,850  $  3,712

 Other income                      81        107        152       201

   Total revenues               2,018      1,989      4,002     3,913

Expenses:

 Operating                        547        711      1,158     1,361

 General and administrative        93         65        212       140

 Depreciation                     350        329        689       653

 Interest                         447        449        894       878

 Property taxes                   207        193        360       345

   Total expenses               1,644      1,747      3,313     3,377

Net income                   $    374   $    242   $    689  $    536

Net income allocated

 to general partners         $      7   $      5   $     14  $     11

Net income allocated

 to limited partners              367        237        675       525

                             $    374   $    242   $    689  $    536

Net income per limited

 partnership unit            $   4.08   $   2.63   $   7.50  $   5.83

Distributions per limited

 partnership unit            $     --   $  16.29   $   4.90  $  32.63


          See Accompanying Notes to Consolidated Financial Statements
 c)

                           CENTURY PROPERTIES FUND XV

             CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership  General   Limited    Total

                                  Units    Partners   Partners  Capital


Original capital contributions   89,980    $    --    $89,980   $89,980

Partners' (deficit) capital at

 December 31, 1998               89,980    $(1,172)   $ 4,375   $ 3,203

Distribution to partners             --         (9)      (441)     (450)

Net income for the six months

  ended June 30, 1999                --         14        675       689

Partners' (deficit) capital at

 June 30, 1999                   89,980    $(1,167)   $ 4,609   $ 3,442


          See Accompanying Notes to Consolidated Financial Statements
d)
                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Six Months Ended

                                                                June 30,

                                                            1999        1998

Cash flows from operating activities:

  Net income                                              $    689    $    536

  Adjustments to reconcile net income to net

  cash provided by operating activities:

   Depreciation                                                689         653

   Amortization of loan costs and leasing commissions           39          17

   Change in accounts:

     Receivables and deposits                                  586          14

     Other assets                                              (62)         55

     Accounts payable                                           10          15

     Tenant security deposit liabilities                         1         (10)

     Accrued property taxes                                   (398)       (125)

     Other liabilities                                           8          26

       Net cash provided by operating activities             1,562       1,181

Cash flows from investing activities:

  Net withdrawals from (deposits to) restricted escrows         35          (7)

  Property improvements and replacements                      (428)       (222)

       Net cash used in investing activities                  (393)       (229)

Cash flows from financing activities:

  Payments on mortgage notes payable                           (67)        (61)

  Distributions to partners                                   (450)     (2,996)

       Net cash used in financing activities                  (517)     (3,057)

Net increase (decrease) in cash and cash equivalents           652      (2,105)

Cash and cash equivalents at beginning of period             1,143       4,612

Cash and cash equivalents at end of period                $  1,795    $  2,507

Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $    855    $    861

          See Accompanying Notes to Consolidated Financial Statements


e)
                           CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Principles of Consolidation

The Partnership's financial statements include the accounts of Century Lakeside Place, L.P., a limited partnership in which the Partnership owns a 99% limited partnership interest. The Partnership has the ability to control the major operating and financial policies of the partnership. All intercompany transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998, and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO"), with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the six month periods ended June 30, 1999 and 1998:

                                                          1999        1998

                                                           (in thousands)

Property management fees (included in operating

  expenses)                                                $200        $192

Reimbursement for services of affiliates

  (included in operating and general

  and administrative expenses).                            90            77

Partnership management fee                                 50            --

During the six month periods ended June 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $200,000 and $192,000 for the six month periods ended June 30, 1999 and 1998, respectively, including approximately $19,000 and $9,000 in construction services reimbursements in 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $90,000 and $77,000 for the six month periods ended June 30, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $50,000 in Partnership management fees was paid during the six month period ended June 30, 1999. No such fee was paid during the six month period ended June 30, 1998.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 22,938.15 (25.49%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $162 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,037.17 units. As a result, AIMCO and its affiliates currently own 41,839.34 units of limited partnership interest in the, Partnership representing 46.50% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - DISTRIBUTIONS

A cash distribution from operations of approximately $450,000 ($4.90 per Limited Partnership unit) was made during the six months ended June 30, 1999. Distributions totaling approximately $2,996,000 ($32.63 per Limited Partnership unit) from the sale of Summerhill Apartments in 1997 was made during the six months ended June 30, 1998.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which each reportable segment derives its revenues:

The Partnership for the six month periods ended June 30, 1999 and 1998 had one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

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

Segment information for the six month periods ended June 30, 1999 and 1998, is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                      Residential     Other      Totals
Rental income                         $ 3,850      $    --     $  3,850
Other income                              138           14          152
Interest expense                          894           --          894
Depreciation                              689           --          689
General and administrative expense         --          212          212
Segment profit (loss)                     887         (198)         689
Total assets                           27,277          733       23,010
Capital expenditures for investment
properties                                428           --          428

1998
                                      Residential    Other      Totals
Rental income                         $ 3,712     $    --     $  3,712
Other income                              125          76          201
Interest expense                          878          --          878
Depreciation                              653          --          653
General and administrative expense         --         140          140
Segment profit (loss)                     600         (64)         536
Total assets                           22,130       2,421       24,551
Capital expenditures for investment
properties                                222          --          222

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for each of the six month periods ended June 30, 1999 and 1998:

                                       Average Occupancy

Property                               1999            1998


Lakeside Place Apartments (1)           95%            98%

  Houston, Texas

Preston Creek Apartments (2)            94%            90%

  Dallas, Texas


(1) The Managing General Partner attributes the decrease in occupancy to increased competition in the local market and new home purchases due to lower interest rates.
(2) The Managing General attributes the increase in occupancy to an increase in advertising and marketing.

Results of Operations

The Registrant's net income for the three and six month periods ended June 30, 1999, was approximately $374,000 and $689,000, respectfully, a compared to net income of approximately $242,000 and $536,000 for the corresponding periods in 1998. The increase in net income is attributable to an increase in total revenues and a decrease in total expenses.

Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. Rental income increased as a result of increased rental rates at both properties and improved occupancy at Preston Creek. Other income decreased as a result of a decrease in cash held in interest bearing accounts due to cash distributions made to the partners during the six month period ended June 30, 1999.

Total expenses decreased due to a decrease in operating expenses, which was partially offset by increases in depreciation expense, property tax expense, and general and administrative expenses. The decrease in operating expenses is primarily due to a decrease in maintenance expenses and insurance expense at both properties. Maintenance expense decreased as a result of completion of parking lot improvements and major landscaping projects in 1998 at Lakeside, while an interior building improvement project was completed at Preston Creek during 1998. Depreciation expense increased as a result of additional depreciable assets recently placed into service at both properties during the last 12 months. Property tax expense increased due to a timing difference in the receipt of tax bills which effected the accruals recorded. General and administrative expenses increased as a result of an increase in Partnership management fees collected on the distribution of cash flows from operations during 1999. Included in general and administrative expenses at both June 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Registrant had cash and cash equivalents of approximately $1,795,000 compared to approximately $2,507,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased approximately $652,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $1,562,000 of cash provided by operating activities which was offset by approximately $517,000 of cash used in financing activities and approximately $393,000 of cash used in investing activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of capital improvements and replacements and net withdrawals from escrow accounts maintained by the mortgage lender. The Registrant invests its working capital reserves in money market accounts.

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

Lakeside Place Apartments

During the six month period ended June 30, 1999, the Partnership completed approximately $396,000 of capital improvement projects at Lakeside Place Apartments consisting primarily of roof repairs, carpet and vinyl replacement, appliance replacement, parking lot improvements, and structural improvements. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $335,000 of capital improvements over the next few years. Capital improvement projects planned for 1999 which include certain of the required improvements and consist of, but are not limited to, roof repairs, carpet and vinyl replacement, landscaping, electrical upgrades, parking lot repairs, air conditioning, and appliances. These improvements are budgeted for approximately $677,000.

Preston Creek Apartments

During the six month period ended June 30, 1999 the Partnership completed approximately $32,000 of capital improvement projects at Preston Creek Apartments consisting of primarily carpet replacement, interior building improvements, and structural upgrades. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $229,000 of capital improvements over the next few years. Capital improvement projects planned for 1999 which include certain of the required improvements and consist of, but are not limited to, structural upgrades, landscaping and carpet and vinyl replacements. These improvements are budgeted for approximately $218,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $18,831,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

A cash distribution from operations of approximately $450,000 (approximately $441,000 to the Limited Partners, $4.90 per Limited Partnership Unit) was made during the six months ended June 30, 1999. Distributions totaling approximately $2,996,000 (approximately $2,936,000 to the Limited Partners, $32.63 per Limited Partnership Unit) from the sale of Summerhill Apartments in 1997 was made during the six months ended June 30, 1998. The Registrant's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 22,938.15 (25.49%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $162 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,037.17 units. As a result, AIMCO and its affiliates currently own 41,839.34 units of limited partnership interest in the ,Partnership representing 46.50% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.

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

                                   CENTURY PROPERTIES FUND XV

                                   By:      FOX CAPITAL MANAGEMENT CORPORATION
                                            Its Managing General Partner

                                   By:      /s/ Patrick J. Foye
                                            Patrick J. Foye
                                            Executive Vice President

                                   By:      /s/ Carla R. Stoner
                                            Carla R. Stoner
                                            Senior Vice President
                                            Finance and Administration

                                   Date: