Form 10QSB
period 1999-09-30
CENTURY PROPERTIES FUND XV
filed 1999-11-12
CIK 314690

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XV
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999


Assets
Cash and cash equivalents                                             $   1,115
Receivables and deposits                                                    703
Restricted escrows                                                          123
Other assets                                                                244
Investment properties:
Land                                                   $   5,766
Buildings and related personal property                   35,427
                                                          41,193
   Less accumulated depreciation                         (20,881)        20,312
                                                                      $  22,497
Liabilities and Partners' Capital (Deficit)
Liabilities
Accounts payable                                                      $      55
Tenant security deposit liabilities                                          69
Accrued property taxes                                                      584
Other liabilities                                                           208
Mortgage notes payable                                                   18,797

Partners' Capital (Deficit):
General partners'                                         (1,180)
Limited partners' (89,980 units issued and
outstanding)                                           $   3,964
                                                                          2,784
                                                                      $  22,497


          See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XV

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1999       1998      1999      1998
Revenues:
Rental income                           $ 1,942    $ 1,929    $ 5,792   $ 5,641
Other income                                 79         94        231       295
Total revenues                            2,021      2,023      6,023     5,936

Expenses:
Operating                                   621        689      1,779     2,050
General and administrative                  168         56        380       196
Depreciation                                334        339      1,023       992
Interest                                    445        449      1,339     1,327
Property taxes                              211        193        571       538
Total expenses                            1,779      1,726      5,092     5,103

Net income                              $   242    $   297    $   931   $   833

Net income allocated
to general partners (2%)                $     5    $     6    $    19   $    17
Net income allocated
to limited partners (98%)                   237        291        912       816
                                        $   242    $   297    $   931   $   833
Net income per limited
   partnership unit                     $  2.63    $  3.23    $ 10.14   $  9.07
Distributions per limited
   partnership unit                     $  9.80    $    --    $ 14.70   $ 32.63


          See Accompanying Notes to Consolidated Financial Statements

c)

                           CENTURY PROPERTIES FUND XV
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPTIAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)


                                   Limited
                                 Partnership   General     Limited
                                    Units      Partners    Partners      Total

Original capital contributions      89,980     $    --     $89,980      $89,980

Partners' (deficit) capital
at December 31, 1998                89,980     $(1,172)    $ 4,375      $ 3,203

Distributions to partners               --         (27)     (1,323)      (1,350)
Net income for the nine months
ended September 30, 1999                --          19         912          931

Partners' (deficit) capital

at September 30, 1999               89,980     $(1,180)    $ 3,964      $ 2,784



          See Accompanying Notes to Consolidated Financial Statements

d)
                           CENTURY PROPERTIES FUND XV
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                             1999        1998
Cash flows from operating activities:
Net income                                                 $    931    $    833
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation                                                  1,023         992
Amortization of loan costs                                       58          36
Change in accounts:
Receivables and deposits                                        370        (128)
Other assets                                                    (61)         (1)
Accounts payable                                                 33         (62)
Tenant security deposit liabilities                              (3)        (16)
Accrued property taxes                                         (187)         69
Other liabilities                                               (43)         31
Net cash provided by operating activities                     2,121       1,754

Cash flows from investing activities:

Net withdrawals from (deposits to) restricted escrows            29         (26)
Property improvements and replacements                         (727)       (364)
Net cash used in investing activities                          (698)       (390)

Cash flows from financing activities:
Payments on mortgage notes payable                             (101)        (93)
Distributions to partners                                    (1,350)     (2,996)
Net cash used in financing activities                        (1,451)     (3,089)

Net decrease in cash and cash equivalents                       (28)     (1,725)
Cash and cash equivalents at beginning of period              1,143       4,612
Cash and cash equivalents at end of period                 $  1,115    $  2,887

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $  1,281    $  1,290


          See Accompanying Notes to Consolidated Financial Statements


e)
                           CENTURY PROPERTIES FUND XV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Partnership's financial statements include the accounts of Century Lakeside Place, L.P., a limited partnership in which the Partnership owns 99% limited partnership interest. The Partnership has the ability to control the major operating and financial policies of the partnership. All interpartnership transactions have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. ("Insignia") and Insignia Properties Trust ("IPT") merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $302      $291

Reimbursement for services of affiliates (included in
  operating and general and administrative expenses and
  investment properties)                                        141       117
Partnership management fee                                      150        --

During the nine months ended September 30, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $302,000 and $291,000 for the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $141,000 and $117,000 for the nine months ended September 30, 1999 and 1998, respectively.

Included in these reimbursements were approximately $29,000 and $19,000 in construction services reimbursements in 1999 and 1998, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Partnership management fees of $150,000 were paid during the nine month period ended September 30, 1999. No such fee was paid during the nine months ended September 30, 1998.

In December 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership, at $120 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 4,222 of the outstanding limited partnership units of the Partnership as of January 30, 1998.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 22,938.15 (25.49% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $162 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,037.17 units. As a result, AIMCO and its affiliates currently own 41,839.34 units of limited partnership interest in the Partnership representing 46.50% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note F - Legal Proceedings").

NOTE D - DISTRIBUTIONS

Cash distributions from operations of approximately $1,350,000 (approximately $1,323,000 to the limited partners, $14.70 per limited partnership unit) were made during the nine months ended September 30, 1999. Distributions totaling approximately $2,996,000 (approximately $2,936,000 to the limited partners, $32.63 per limited partnership unit) from the sale of Summerhill Apartments in 1997 were made during the nine months ended September 30, 1998.

NOTE E - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segment consist of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the nine month periods ended September 30, 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other     Totals

Rental income                          $ 5,792      $    --    $ 5,792
Other income                               212           19        231
Interest expense                         1,339           --      1,339
Depreciation                             1,023           --      1,023
General and administrative expense          --          380        380
Segment profit (loss)                    1,292         (361)       931
Total assets                            22,432           65     22,497
Capital expenditures for
  investment properties                    727           --       727

                1998                 Residential     Other     Totals

Rental income                          $ 5,641      $    --    $ 5,641
Other income                               190          105        295
Interest expense                         1,327           --      1,327
Depreciation                               992           --        992
General and administrative expense          --          196        196
Segment profit (loss)                      924          (91)       833
Total assets                            22,254        2,678     24,932
Capital expenditures for
  investment properties                    364           --        364


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                           Average Occupancy

Property                                    1999       1998

Lakeside Place Apartments (1)               95%        98%
  Houston, Texas
Preston Creek Apartments (2)                95%        92%
  Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy to increased competition in the local market.

(2) The Managing General Partner attributes the increase in occupancy to an improved local economy.


Results of Operations

The Partnership's net income for the three and nine months ended September 30, 1999, was approximately $242,000 and $931,000 respectively, as compared to net income of approximately $297,000 and $833,000 for the corresponding periods in 1998. The increase in net income for the nine months ended September 30, 1999 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is primarily due to an increase in average rental rates at both investment properties as well as the increase in occupancy at Preston Creek Apartments.
The decrease in other income is primarily due to a decrease in interest income. The decrease in interest income as a result of lower cash balances held in interest bearing accounts due to cash distributions made to the partners during the nine month period ended September 30, 1999.

Total expenses decreased for the nine months ended September 30, 1999 due to a decrease in operating expenses partially offset by an increase in general and administrative, depreciation, and property tax expenses. The decrease in operating expense is primarily due to a decrease in maintenance and property expenses. The decrease in maintenance expense is primarily due to the completion of parking lot repairs and landscaping projects in 1998 at Lakeside Place Apartments. The decrease in property expense is primarily due to a decrease in salaries and related costs. The increase in depreciation expense is primarily due to the addition of depreciable assets into service during the past twelve months. The increase in property tax expense is due to the timing of the receipt of property tax bills for 1998 which affected the accrual as of September 30, 1998. The increase in general and administrative expenses is due to an increase in Partnership management fees paid as a result of distributions in January and August 1999.

The decrease in net income for the three months ended September 30, 1999, is due to an increase in total expenses. The increase in total expenses is primarily due to an increase in general and administrative expenses partially offset by a decrease in operating expenses, both as discussed above.

Included in general and administrative expenses at both September 30, 1999 and 1998, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Registrant had cash and cash equivalents of approximately $1,115,000 as compared to approximately $2,887,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents decreased by approximately $28,000 from the Partnership's year ended December 31, 1998. The decrease in cash and cash equivalents is due to approximately $698,000 of cash used in investing activities and approximately $1,451,000 of cash used in financing activities which was partially offset by approximately $2,121,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to partners and payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of capital improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Registrant invests its working capital reserves in money market accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's properties are detailed below.

Lakeside Place Apartments

During the nine month period ended September 30, 1999, the Partnership completed approximately $583,000 of capital improvements at Lakeside Place Apartments consisting primarily of roofing, carpet and vinyl replacement, appliance replacement, parking lot improvements, HVAC upgrades, and structural improvements. The roofing and parking lot improvements are substantially complete at September 30, 1999. These improvements were funded from replacement reserves and operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $335,000 of capital improvements over the next few years. Capital improvement projects planned for 1999 which include certain of the required improvements consist of, but are not limited to, roofing, carpet and vinyl replacement, landscaping, electrical upgrades, parking lot improvements, air conditioning, and appliances. These improvements are budgeted for approximately $677,000.

Preston Creek Apartments

During the nine month period ended September 30, 1999, the Partnership completed approximately $144,000 of capital improvement projects at Preston Creek Apartments consisting primarily of carpet and vinyl replacement, interior building improvements, and structural upgrades. The interior building improvements and structural upgrades are substantially complete at September 30, 1999. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $229,000 of capital improvements over the next few years. Capital improvement projects planned for 1999 which include certain of the required improvements consist of, but are not limited to, structural upgrades, landscaping and carpet and vinyl replacements. These improvements are budgeted for approximately $218,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $18,797,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

Cash distributions from operations of approximately $1,350,000 (approximately $1,323,000 to the limited partners, $14.70 per limited partnership unit) were made during the nine months ended September 30, 1999. Distributions totaling approximately $2,996,000 (approximately $2,936,000 to the limited partners, $32.63 per limited partnership unit) from the sale of Summerhill Apartments in 1997 were made during the nine months ended September 30, 1998. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 1999 or subsequent periods.

Tender Offers

In December 1997, an affiliate of the Managing General Partner (the "Purchaser") commenced a tender offer for limited partnership interests in the Partnership. The Purchaser offered to purchase up to 36,000 of the outstanding units of limited partnership interest in the Partnership, at $120 per Unit, net to the seller in cash. As a result of the tender offer, the Purchaser acquired 4,222 of the outstanding limited partnership units of the Partnership as of January 30, 1998.

On June 9, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 22,938.15 (25.49% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $162 per unit. The offer expired on July 14, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 2,037.17 units. As a result, AIMCO and its affiliates currently own 41,839.34 units of limited partnership interest in the Partnership representing 46.50% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note F - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



                          PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the Managing General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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



                              CENTURY PROPERTIES FUND XV


                              By:  FOX CAPITAL MANAGEMENT CORPORATION
                                   Its Managing General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: