Form 10KSB
period 1999-12-30
CENTURY PROPERTIES FUND XV
filed 2000-03-20
CIK 314690

March  , 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Century Properties Fund XV
      Form 10-KSB
      File No. 0-9680


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(MarkOne)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the fiscal year ended December 31, 1999

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

    55 Beattie Place, PO Box 1089
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

                            Limited Partnership Units

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $8,017,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Properties Fund XV (the "Partnership" or the "Registrant") was organized in May 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporation Code. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The partnership agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-66459), was declared effective by the Securities and Exchange Commission on May 1, 1980. The Partnership marketed its securities pursuant to its Prospectus dated May 1, 1980, as revised on May 29, 1980, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933. Beginning in July 1980 through April 1981, the Partnership offered $90,000,000 in Limited Partnership units and sold units having an initial cost of $89,980,000. The Managing General Partner purchased 100 limited partnership units for a 4% interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The net proceeds of this offering were used to acquire seventeen income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in June 1982, and since then the principal activity of the Partnership has been holding for investment and ultimately selling its income-producing real estate properties. In the period from 1986 through January 1992, six office buildings, three apartment buildings, and one shopping center were sold or otherwise disposed. The Partnership sold two of its properties in 1995 and an office building in the first quarter of 1996. The remaining commercial property was sold in January 1997 and an apartment building was sold in the third quarter of 1997. As a result of these sales, the Partnership currently retains an ownership in two properties which are located in Houston and Dallas, Texas. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties.

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner, provided day-to-day management services to the Partnership's investment properties for the years ended December 31, 1999 and 1998.

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

While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

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

Both the income and expenses of operating the properties owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6" of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.     Description of Properties

The following table sets forth the Partnership's investment properties:

                                 Date of
Property                         Purchase      Type of Ownership         Use

Lakeside Place Apartments          12/80    Fee ownership subject      Apartment
  Houston, Texas                            to first mortgage (1)      734 units

Preston Creek Apartments           08/81    Fee ownership subject      Apartment
  Dallas, Texas                             to first mortgage.         228 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                      Gross
                     Carrying    Accumulated                         Federal
Property              Value      Depreciation    Rate    Method     Tax Basis
                         (in thousands)                           (in thousands)

Lakeside Place       $31,776       $16,952     5-30 yrs    SL        $15,564
Preston Creek          9,612         4,292     5-30 yrs    SL          2,818

                     $41,388       $21,244                           $18,382

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note J - Change in Accounting Principle".

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                    Principal                                        Principal
                    Balance At                                        Balance
                   December 31,  Interest   Period     Maturity        Due At
      Property         1999        Rate    Amortized     Date       Maturity (2)
                      (in thousands)                              (in thousands)

Lakeside Place (3)   $14,249       9.60%    30 years   07/01/01       $14,029
Preston Creek          4,500       7.33%      (1)      11/01/03         4,500

                     $18,749                                          $18,529

(1)   Monthly payments of interest only.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

(3) On February 4, 2000, the Partnership refinanced the mortgage encumbering Lakeside Place Apartments. The interest rate on the new mortgage is 8.34% as compared to 9.60% on the old mortgage. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage in the amount of $23,700,000. Payments of approximately $203,000 are due on the first day of each month until the loan matures on March 1, 2020. The prior note was scheduled to mature on July 1, 2001. The lender also required a repair escrow of approximately $264,000 to be established. The Partnership recognized a loss on the early extinguishment of debt of approximately $348,000 consisting of the write-off of unamortized loan costs and a prepayment penalty during the first quarter of 2000.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for each property:

                                 Average Annual                 Average Annual
                                  Rental Rates                     Occupancy
                                   (per unit)
 Property                     1999              1998           1999         1998

 Lakeside Place (1)          $8,653            $8,248           94%          98%
 Preston Creek (2)            8,444             8,153           95%          92%

(1) The Managing General Partner attributes the decrease in occupancy to an overbuilt local market.

(2) The Managing General Partner attributes the increase to an improved local economy.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 1999 for each property were:

                                    1999             1999
                                   Billing           Rate
                               (in thousands)

Lakeside Place                      $ 614            2.84%
Preston Creek                         204            2.58%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $695,000 in capital expenditures at Lakeside Place Apartments as of December 31, 1999, consisting primarily of flooring replacements, roof replacements, parking lot enhancements, structural improvements, and electrical replacements. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $220,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $227,000 in capital expenditures at Preston Creek Apartments as of December 31, 1999, consisting primarily of structural improvements, major landscaping, interior decoration, and flooring replacements. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $68,400. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 1999.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units aggregating $89,980,000. As of December 31, 1999, the Partnership had 89,980 units outstanding held by 3,646 limited partners of record. Affiliates of the Managing General Partner owned 54,383.34 units or 60.44% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 1998 and 1999:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98              $4,886 (1)            $53.21

       01/01/99 - 12/31/99              $1,881 (2)            $20.48

(1) Consists of $1,890,000 of cash from operations and $2,996,000 of cash from proceeds of property sale (see "Item 6" for further details).

(2) Consists of $1,350,000 of cash from operations paid in 1999 and cash from operations of $531,000 declared at December 31, 1999 and paid January 2000 (see "Item 6" for further details).

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership Management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $150,000 was paid during the year ended December 31, 1999, and an additional $59,000 accrued as of December 31, 1999. Approximately $210,000 was paid during the year ended December 31, 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancing, and property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 54,383.34 limited partnership units in the Partnership representing 60.44% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

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

Results of Operations

The Partnership's net income for the year ended December 31, 1999, was approximately $1,077,000 as compared to $905,000 for the year ended December 31, 1998. The increase in net income for the year ended December 31, 1999 is due to an increase in total revenues and a decrease in total expenses. Total revenues increased due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income is primarily due to an increase in average rental rates at both investment properties as well as an increase in occupancy at Preston Creek Apartments which more than offset the decrease in occupancy at Lakeside Place. The decrease in other income is primarily due to a decrease in interest income as a result of lower cash balances held in interest bearing accounts.

Total expenses decreased for the year ended December 31, 1999 due to a decrease in operating expenses partially offset by an increase in general and administrative, depreciation, and property tax expenses. The decrease in operating expense is primarily due to a decrease in maintenance and property expenses. The decrease in maintenance expense is primarily due to the completion of parking lot repairs, roof repairs, and interior building improvements at Lakeside Place Apartments in 1998. The increase in depreciation expense is primarily due to the addition of depreciable assets placed into service during the past twelve months. The increase in property tax expense is due to an increase in the assessment value of Lakeside Place.

In addition, general and administrative expenses increased for the period ended December 31, 1999, compared to the same period in 1998, as a result of an increase in Partnership management fees collected on the distribution of cash flows from operations during 1999 as compared to 1998. Also contributed to the increase is an increase in legal costs associated with a litigation settlement previously disclosed in the Partnership's Form 10-KSB for the year ended December 31, 1998. Included in general and administrative expenses at both
December 31, 1999 and 1998 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income by approximately $44,000 ($0.48 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $1,727,000 compared to approximately $1,143,000 at December 31, 1998. Cash and cash equivalents increased approximately $584,000 from the Partnership's previous year ended December 31, 1998. The increase is due to approximately $2,978,000 of cash provided by operating activities which was partially offset by approximately $895,000 of cash used in investing activities and approximately $1,499,000 of cash used in financing activities. Cash used in investing activities consisted of capital improvements partially offset by net withdrawals from escrow accounts maintained by the mortgage lender. Cash used in financing activities consisted of payments of principal made on mortgages encumbering the Registrant's properties and distributions to partners. The Registrant invests its working capital reserves in a money market account.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for upcoming year. The minimum amount to be budgeted is expected to be approximately $300 per unit or a total of $288,600 in capital improvements for all of the Partnership's properties in 2000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the properties.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $18,749,000 is amortized over varying periods with maturity dates of July 2001 and November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure. On February 4, 2000, the Partnership refinanced the mortgage encumbering Lakeside Place Apartments. Interest on the new mortgage is 8.34% as compared to 9.60% on the old mortgage. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage in the amount of $23,700,000. Payments of approximately $203,000 are due on the first day of each month until the loan matures on March 1, 2020. The prior note was scheduled to mature on July 1, 2001. The lender also required a repair escrow of approximately $264,000 to be established. During the first quarter of 2000 the Partnership recognized a loss on the early extinguishment of debt of approximately $348,000 consisting of the write-off of unamortized loan costs and a prepayment penalty.

During the year ended December 31, 1999, the Partnership paid distributions of approximately $1,350,000 (approximately $1,323,000 to the limited partners or $14.70 per limited partnership unit) from operations. As of December 31, 1999, the Partnership declared a distribution of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) from operations. This distribution was paid in January 2000. During the year ended December 31, 1998, the Partnership paid distributions of approximately
$1,890,000 (approximately $1,852,000 to the limited partners or $20.58 per limited partnership unit) from operations and approximately $2,996,000 (approximately $2,936,000 to the limited partners or $32.63 per limited partnership unit) from the sale of Summerhill Apartments in 1997. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancing, and property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 54,383.34 limited partnership units in the Partnership representing 60.44% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely affected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely affected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

          Report of Ernst & Young LLP, Independent Auditors

          Consolidated Balance Sheet - December 31, 1999

          Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

          Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

          Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

          Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors

The Partners
Century Properties Fund XV

We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note J to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 25, 2000

                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 1999

Assets

   Cash and cash equivalents                                            $ 1,727
   Receivables and deposits                                                 666
   Restricted escrows                                                       125
   Other assets                                                             227
   Investment properties (Notes C and F):
      Land                                                $ 5,766
      Buildings and personal property                      35,622
                                                           41,388

      Less accumulated depreciation                       (21,244)       20,144
                                                                       $ 22,889

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                        $ 38
   Tenant security deposits payable                                          65
   Accrued property taxes                                                   794
   Other liabilities                                                        313
   Distribution payable                                                     531
   Mortgage notes payable (Note C)                                       18,749

Partners' (Deficit) Capital
   General partners                                      $ (1,188)
   Limited partners (89,980 units
      issued and outstanding)                               3,587         2,399
                                                                       $ 22,889


               See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                        Years Ended December 31,
                                                           1999         1998
 Revenues:
   Rental income                                          $ 7,709      $ 7,555
   Other income                                               308          379
      Total revenues                                        8,017        7,934

Expenses:
   Operating                                                2,459        2,728
   General and administrative                                 532          460
   Depreciation                                             1,386        1,336
   Interest                                                 1,782        1,775
   Property taxes                                             781          730
      Total expenses                                        6,940        7,029

Net income (Note D)                                       $ 1,077        $ 905

Net income allocated to general partners (2%)                $ 22         $ 18
Net income allocated to limited partners (98%)              1,055          887

Net income                                                $ 1,077        $ 905

Net income per limited partnership unit                   $ 11.72       $ 9.86

Distribution per limited partnership unit                 $ 20.48      $ 53.21


               See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General    Limited
                                     Units      Partners    Partners     Total

Original capital contributions       89,980       $ --      $89,980     $89,980

Partners' (deficit) capital
   at December 31, 1997              89,980      $(1,092)   $ 8,276     $ 7,184

Distributions to partners                --          (98)    (4,788)     (4,886)

Net income for the year
   ended December 31, 1998               --           18        887         905

Partners' (deficit) capital at
   December 31, 1998                 89,980       (1,172)     4,375       3,203

Distributions to partners                --          (38)    (1,843)     (1,881)

Net income for the year
   ended December 31, 1999               --           22      1,055       1,077

Partners' (deficit) capital
   at December 31, 1999              89,980      $(1,188)   $ 3,587     $ 2,399


               See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                        Years Ended December 31,
                                                            1999        1998

Cash flows from operating activities:
   Net income                                             $ 1,077      $ 905
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Depreciation                                       1,386       1,336
         Amortization of loan costs                            78          56
         Loss on disposal of property                          --          26
            Change in accounts:
            Receivables and deposits                          407        (386)
            Other assets                                      (64)         60
            Accounts payable                                   16         (79)
            Tenant security deposit payable                    (7)        (20)
            Accrued property taxes                             23         261
            Other liabilities                                  62          (5)

               Net cash provided by operating activities    2,978       2,154

Cash flows from investing activities:
   Property improvements and replacements                    (922)       (645)
   Net withdrawals from restricted escrows                     27          33

               Net cash used in investing activities         (895)       (612)

Cash flows from financing activities:
   Mortgage principal payments                               (149)       (125)
   Distributions to partners                               (1,350)     (4,886)

               Net cash used in financing activities       (1,499)     (5,011)

Net increase (decrease) in cash and cash equivalents          584      (3,469)

Cash and cash equivalents at beginning of year              1,143       4,612
Cash and cash equivalents at end of year                  $ 1,727     $ 1,143

Supplemental disclosure of cash flow information:
   Cash paid for interest                                 $ 1,820     $ 1,719

Supplemental disclosure of non-cash activity:
   Distribution payable                                     $ 531        $ --


               See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XV (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California to hold for investment, and ultimately sell income-producing real estate. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B - Transfer of Control"). The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership operates two apartment properties located in Texas. The Partnership was organized in May 1980. Capital contributions of $89,980,000 ($1,000 per limited partnership unit) were made by the limited partners.

Principles of Consolidation: The Partnership's financial statements include the accounts of Century Lakeside Place, LP in which the Partnership owns a 99% interest. The Partnership has the ability to control the major operating and financial policies of the partnership. All interpartnership transactions have been eliminated.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying amount.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note J).

Loan Costs: Loan costs of approximately $550,000, less accumulated amortization of approximately $385,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Replacement Reserve Escrow: The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repair of improvements to the properties pursuant to the mortgage note documents. As of December 31, 1999, the balance in these accounts is approximately $125,000.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note H" for required disclosure.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $170,000 and $200,000 for the years ended December 31, 1999 and 1998, respectively, were charged to operating expense as incurred.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust ("IPT") merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                    Principal     Monthly                            Principal
                    Balance At    Payment     Stated                  Balance
                   December 31,  Including   Interest   Maturity      Due At
      Property         1999       Interest     Rate       Date       Maturity
                       (in thousands)                             (in thousands)

Lakeside Place       $14,249       $ 126       9.60%    07/01/01      $14,029
Preston Creek          4,500          27       7.33%    11/01/03        4,500

Total                $18,749       $ 153                              $18,529

The mortgage notes payable are non-recourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective apartment properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1999 are as follows (in thousands):

                             2000                $  141
                             2001                14,108
                             2002                    --
                             2003                 4,500
                                                $18,749

Amortization of loan costs totaled approximately $78,000 and $56,000 for 1999 and 1998, respectively.

On February 4, 2000, the Partnership refinanced the mortgage encumbering Lakeside Place Apartments. The interest rate on the new mortgage is 8.34% as compared to 9.60% on the old mortgage. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage in the amount of $23,700,000. Payments of approximately $203,000 are due on the first day of each month until the loan matures on March 1, 2020. The prior note was scheduled to mature on July 1, 2001. The lender also required a repair escrow of approximately $264,000 to be established. The Partnership recognized a loss on the early extinguishment of debt of approximately $348,000 consisting of the write-off of unamortized loan costs and a prepayment penalty during the first quarter of 2000.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                    For the years ended
                                                        December 31,
                                                     1999          1998
Net income as reported                             $ 1,077         $ 905
Add (deduct):
  Depreciation differences                              46            12
  Unearned revenue                                     (76)          170
  Other                                                  9            40
 Federal taxable income                             $1,056       $ 1,127

Federal taxable income per limited
  partnership unit                                 $ 11.50       $ 12.27

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 1999

Net assets as reported:                        $ 2,399
   Land and buildings                            6,254
   Accumulated depreciation                     (8,016)
   Deferred sales commission                     8,008
   Syndication and distribution costs            2,314
   Other                                           161

Net assets - income tax method                 $11,120

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the twelve month periods ended December 31, 1999 and 1998.

                                                                1999       1998
                                                                 (in thousands)

Property management fees (included in operating
   expenses)                                                    $403       $391
Reimbursement for services of affiliates (included in
   investment properties, operating expenses, and
   general and administrative expenses)                          178        147
Partnership management fee (included in other liabilities
   and general and administrative expenses)                      209        210

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $403,000 and $391,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $178,000 and $147,000 for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $209,000 in Partnership management fees were paid during the year ended December 31, 1999. Approximately $59,000 in a Partnership management fee was accrued as of December 31, 1999 related to the distribution of operating cash declared at that time. Approximately $210,000 in a Partnership management fee was paid during the year ended December 31, 1998.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 54,383.34 limited partnership units in the Partnership representing 60.44% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Note F - Real Estate and Accumulated Depreciation

                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                     Buildings       Net Costs
                                                    and Related     Capitalized
                                                     Personal      Subsequent to
     Description         Encumbrances      Land      Property       Acquisition
                        (in thousands)                            (in thousands)

Lakeside Place             $14,249       $ 3,659      $21,481        $ 6,636
Preston Creek                4,500         2,118        5,793          1,701

Total                      $18,749       $ 5,777      $27,274        $ 8,337


                Gross Amount At Which Carried
                    At December 31, 1999
                        (in thousands)
                          Buildings
                             and
                           Personal             Accumulated    Year of      Date    Depreciable
Description       Land     Property    Total   Depreciation Construction  Acquired  Life Years

Lakeside Place   $ 3,659   $28,117    $31,776    $16,952       10/76       12/80     5-30 yrs
Preston Creek      2,107     7,505      9,612      4,292       10/79       08/81     5-30 yrs

Total            $ 5,766   $35,622    $41,388    $21,244


Reconciliation of Real Estate and Accumulated Depreciation:

                                                      December 31,
                                                  1999            1998
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $40,466          $39,884
    Property improvements                           922              645
    Dispositions of property                         --              (63)
Balance at end of year                          $41,388          $40,466
                                                 ======           ======

Accumulated Depreciation
Balance at beginning of year                    $19,858          $18,559
    Additions charged to expense                  1,386            1,336
    Dispositions of property                         --              (37)
Balance at end of year                          $21,244          $19,858

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1999 and 1998, is $47,642,000 and $46,720,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is $29,260,000 and $27,921,000, respectively.

Note G - Distributions

During the year ended December 31, 1999, the Partnership paid distributions of approximately $1,350,000 (approximately $1,323,000 to the limited partners or $14.70 per limited partnership unit) from operations. As of December 31, 1999, the Partnership declared a distribution of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) from operations. This distribution was paid in January 2000. During the year ended December 31, 1998, the Partnership paid distributions of approximately
$1,890,000 (approximately $1,852,000 to the limited partners or $20.58 per limited partnership unit) from operations and approximately $2,996,000 (approximately $2,936,000 to the limited partners or $32.63 per limited partnership unit) from the sale of Summerhill Apartments in 1997.

Note H - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                   1999                       Residential       Other        Totals

Rental income                                   $ 7,709         $   --      $ 7,709
Other income                                        287             21          308
Interest expense                                  1,782             --        1,782
Depreciation                                      1,386             --        1,386
General and administrative expense                   --            532          532
Segment profit (loss)                             1,588           (511)       1,077
Total assets                                     22,768            121       22,889
Capital expenditures for investment
  properties                                        922             --          922


                   1998                       Residential       Other        Totals

Rental income                                   $ 7,555         $   --      $ 7,555
Other income                                        255            124          379
Interest expense                                  1,775             --        1,775
Depreciation                                      1,336             --        1,336
General and administrative expense                   --            460          460
Segment profit (loss)                             1,241           (336)         905
Total assets                                     22,665            552       23,217
Capital expenditures for investment
  properties                                        645             --          645

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note J - Change in Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the Managing General Partner. The effect of the change in 1999 was to increase net income approximately $44,000 ($0.48 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the Managing General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

        None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XV (the "Partnership" or the "Registrant") has no officers or directors. Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") manages and controls substantially all of the Partnership's affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present executive officers and director of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

       Name and Address of          Amount and nature of      Percentage
        Beneficial Owner            Beneficial Ownership       of Class

Insignia Properties, LP
  (an affiliate of AIMCO)                    107.00               .12%
Riverside Drive, LLC
  (an affiliate of AIMCO)                 35,473.17             39.42%
Madison River Properties, LLC
  (an affiliate of AIMCO)                  4,222.00              4.69%
AIMCO Properties LP
  (an affiliate of AIMCO)                 14,581.17             16.21%


Insignia Properties LP, Riverside Drive, LLC and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the Managing General Partner owns any Units. The Managing General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

As a result of its ownership of approximately 54,383.34 (60.44%) limited partnership units through its affiliates, AIMCO could be in a position to significantly influence all voting decisions with respect to the Partnership. Under the Partnership Agreement, unit holders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent upon its Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the Managing General Partner and affiliates during the twelve month periods ended December 31, 1999 and 1998:

                                                 1999          1998
                                                   (in thousands)

Property management fees                         $403          $391
Reimbursement for services of affiliates          178           147
Partnership management fee                        209           210

During the years ended December 31, 1999 and 1998, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $403,000 and $391,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $178,000 and $147,000 for the years ended December 31, 1999 and 1998, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $209,000 in Partnership management fees were paid during the year ended December 31, 1999. Approximately $59,000 in a Partnership management fee was accrued as of December 31, 1999 related to the distribution of operating cash declared at that time. Approximately $210,000 in a Partnership management fee was paid during the year ended December 31, 1998.

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

Several tender offers were made by various parties, including affiliates of the Managing General Partner, during the years ended December 31, 1999 and 1998. As a result of these and prior tender offers, AIMCO and its affiliates currently own 54,383.34 limited partnership units in the Partnership representing 60.44% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

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

                                    CENTURY PROPERTIES FUND XV


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.

/s/Patrick J. Foye            Executive Vice President            Date:
Patrick J. Foye               and Director

/s/Martha L. Long             Senior Vice President               Date:
Martha L. Long                and Controller

                           CENTURY PROPERTIES FUND XV

                                  EXHIBIT INDEX

Exhibit Number Description of Exhibit

      2.1 NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1996.

      2.2 Partnership Units Purchase Agreement dated as of August 17, 1996, incorporated by reference to Exhibit 2.1 to Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1996.

      2.3 Management Purchase Agreement dated as of August 17, 1996, incorporated by reference to Exhibit 2.2 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1996.

      2.4 Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to
               Exhibit 2.4 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

      2.5 Master Indemnity Agreement dated as of August 17, 1996, incorporated by reference to Exhibit 2.5 to Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1996.

      2.6 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT; incorporated by reference to
               Exhibit 2.1 of IPT's Current Report on Form 8-K dated October 1, 1998.

      3.4      Agreement of Limited  Partnership,  incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and is thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-79007).

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

      16       Letter dated  November 11, 1998 from the  Registrant's  former
               independent   accountants  regarding  its  concurrence  with  the
               statements made by the Registrant in Current Report on Form 8-K dated November 10, 1998.

      18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

      27       Financial Data Schedule.

                                                                      Exhibit 18

February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
Fox Capital Management Corporation
Managing General Partner of Century Properties Fund XV
55 Beattie Place

P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note J of Notes to the Consolidated Financial Statements of Century Properties Fund XV included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the Managing General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP