Form 10QSB
period 2000-03-31
CENTURY PROPERTIES FUND XV
filed 2000-05-15
CIK 314690

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000


Assets

   Cash and cash equivalents                                                $ 4,943
   Receivables and deposits                                                     103
   Restricted escrows                                                           419
   Other assets                                                                 423
   Investment properties:
      Land                                                   $  5,766
      Buildings and related personal property                  35,722
                                                               41,488
      Less accumulated depreciation                           (21,606)       19,882
                                                                           $ 25,770

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $   26
   Tenant security deposit liabilities                                           65
   Accrued property taxes                                                       217
   Other liabilities                                                            448
   Mortgage notes payable                                                    28,200
   Distribution payable                                                       4,257

Partners' Deficit

   General partners                                          $ (1,385)
   Limited partners (89,980 units issued and
      outstanding)                                             (6,058)       (7,443)
                                                                           $ 25,770


            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2000          1999
Revenues:
  Rental income                                               $ 1,896       $1,913
  Other income                                                     85           71
      Total revenues                                            1,981        1,984

Expenses:
  Operating                                                       569          611
  General and administrative                                      186          119
  Depreciation                                                    362          339
  Interest                                                        508          447
  Property taxes                                                  244          153
      Total expenses                                            1,869        1,669

Income before extraordinary loss on early
  extinguishment of debt                                          112          315
Extraordinary loss on early extinguishment of debt               (474)          --

Net (loss) income                                             $  (362)       $ 315

Net (loss) income allocated to general partners (2%)           $   (7)         $ 6

Net (loss) income allocated to limited partners (98%)            (355)         309

                                                              $  (362)       $ 315
Per limited partnership unit:

  Income before extraordinary loss                            $  1.22       $ 3.43
  Extraordinary loss                                            (5.17)          --

Net (loss) income                                             $ (3.95)      $ 3.43

Distributions per limited partnership unit                    $103.25       $ 4.90

            See Accompanying Notes to Consolidated Financial Statements

c)

                             CENTURY PROPERTIES FUND XV
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPTIAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General     Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $  --      $89,980      $89,980

Partners' (deficit) capital

   at December 31, 1999               89,980     $(1,188)     $ 3,587      $ 2,399

Distribution to partners                  --        (190)      (9,290)      (9,480)

Net loss for the three months
   ended March 31, 2000                   --          (7)        (355)        (362)

Partners' deficit at
   March 31, 2000                     89,980     $(1,385)     $(6,058)     $(7,443)

            See Accompanying Notes to Consolidated Financial Statements

d)

                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                  2000        1999
Cash flows from operating activities:

  Net (loss) income                                              $ (362)       $ 315
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
   Depreciation                                                      362         339
   Amortization of loan costs                                         15          19
   Extraordinary loss on early extinguishments of debt               474          --
   Change in accounts:
      Receivables and deposits                                       563          16
      Other assets                                                   (20)         (9)
      Accounts payable                                               (12)         (2)
      Tenant security deposit liabilities                             --          (2)
      Accrued property taxes                                        (577)        (61)
      Other liabilities                                              135          (9)
       Net cash provided by operating activities                     578         606

Cash flows from investing activities:

  Net deposits to restricted escrows                                (294)        (40)
  Property improvements and replacements                            (100)       (137)
       Net cash used in investing activities                        (394)       (177)

Cash flows from financing activities:

  Payments on mortgage notes payable                                  --         (33)
  Repayment of mortgage note payable                             (14,249)         --
  Proceeds from mortgage note payable                             23,700          --
  Debt extinguishment costs                                         (411)         --
  Loan costs paid                                                   (254)         --
  Distributions to partners                                       (5,754)       (450)
       Net cash provided by (used in) financing activities         3,032        (483)

Net increase (decrease) in cash and cash equivalents               3,216         (54)

Cash and cash equivalents at beginning of period                   1,727       1,143
Cash and cash equivalents at end of period                      $  4,943     $ 1,089

Supplemental disclosure of cash flow information:

  Cash paid for interest                                         $   331       $ 428

Supplemental disclosure of non-cash activity:

  Distribution payable                                          $  4,257        $ --

            See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The Partnership's financial statements include the accounts of Century Lakeside Place, L.P., a limited partnership in which the Partnership owns a 99% limited partnership interest. The Partnership has the ability to control the major operating and financial policies of the partnership. All interpartnership transactions have been eliminated.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the Managing General Partner. The Managing General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 99      $100
 Reimbursement for services of affiliates (included in
   general and administrative expenses and
   investment properties)                                           37        31
 Partnership management fee (included in general and
   administrative expense)                                         120        50

During the three months ended March 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $99,000 and $100,000 for the three months ended March 31, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $37,000 and $31,000 for the three months ended March 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Partnership management fees of $120,000 and $50,000 were earned and paid during the three month period ended March 31, 2000 and 1999, respectively. The Partnership management fee earned during the three months ended March 31, 2000 will be paid during the second quarter.

AIMCO and its affiliates currently own 54,594.34 limited partnership units in the Partnership representing 60.67% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 60.67% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate which owns 35,473.17 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on Riverside's right to vote each Unit acquired.

Note D - Extraordinary Loss on Early Extinguishment of Debt

The Partnership refinanced the mortgage encumbering Lakeside Place Apartments on February 4, 2000. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage of $23,700,000. The mortgage was refinanced at an interest rate of 8.34% compared to the previous interest rate of 9.60%. Monthly installments of principal and interest, of approximately $203,000 commenced on April 1, 2000 and will end on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $254,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt in the amount of approximately $474,000, consisting of a prepayment penalty and the write-off of unamortized loan costs on the previous mortgage.

Note E - Distributions

At December 31, 1999, a distribution payable of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) was accrued and subsequently paid in January 2000. A cash distribution from operations of approximately $450,000 (approximately $441,000 to the limited partners or $4.90 per limited partnership unit) was made during the three months ended March 31, 1999. In addition, the Partnership declared a distribution of approximately $9,480,000 ($9,290,000 to the limited partners or $103.24 per limited partnership unit) in the first quarter of 2000, consisting of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinance proceeds from Lakeside Place and approximately $1,082,000 (approximately $1,060,000 to the limited partners or $11.78 per limited partnership unit) from operations. Approximately $5,223,000 of this distribution was paid to affiliates of the Managing General Partner during the quarter ended March 31, 2000. The remaining $4,257,000 was paid subsequent to March 31, 2000.

Note F - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes located in Texas. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Factors management used to identify the enterprise's reportable segments:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three month periods ended March 31, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                  Residential      Other      Totals

Rental income                            $ 1,896       $   --    $ 1,896
Other income                                  74           11         85
Interest expense                             508           --        508
Depreciation                                 362           --        362
General and administrative expense            --          186        186
Extraordinary loss                          (474)          --       (474)
Segment loss                                (187)        (175)      (362)
Total assets                              22,020        3,750     25,770
Capital expenditures for
  investment properties                      100           --        100


                 1999                  Residential      Other      Totals

Rental income                            $ 1,913       $   --     $ 1,913
Other income                                  64            7          71
Interest expense                             447           --         447
Depreciation                                 339           --         339
General and administrative expense            --          119         119
Segment profit (loss)                        427         (112)        315
Total assets                              22,174          801      22,975
Capital expenditures for
  investment properties                      137           --         137

Note G - Legal Proceedings

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2000 and 1999:

                                                   Average Occupancy

      Property                                      2000       1999

      Lakeside Place Apartments (1)                 91%        94%
        Houston, Texas
      Preston Creek Apartments                      94%        94%
        Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy to increased competition in the local market.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2000 was approximately $362,000 compared to net income of approximately $315,000 for the three months ended March 31, 1999. The increase in net loss is primarily due to the recognition of an extraordinary loss on the early extinguishment of debt during the three months ended March 31, 2000 (see discussion below) and an increase in total expenses. The increase in total expenses is primarily due to an increase in property tax, general and administrative, and interest expenses partially offset by decreased operating expenses. The increase in property tax expense is due to the timing of the receipt of the tax bills which effected the accrual of taxes at March 31, 2000 and 1999. Interest expense increased as a result of the mortgage refinancing at Lakeside Apartments in February 2000 resulting in approximately a $9,451,000 increase in mortgage principal. Operating expenses decreased primarily due to a decrease in property expenses. Property expenses decreased as a result of decreased maintenance salary expense at both Lakeside Place and Preston Creek, in addition, to a decreased utility expense at Lakeside Place.

General and administrative expense increased as a result of fees paid to the Managing General Partner due to the increase in the operating distribution allowed per the Partnership Agreement. Included in general and administrative expenses at both March 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2000, the Registrant had cash and cash equivalents of approximately $4,943,000 as compared to approximately $1,089,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents increased by approximately $3,216,000 from the Partnership's year ended December 31, 1999. The increase in cash and cash equivalents is due to approximately $3,032,000 of cash provided by financing activities and approximately $578,000 of cash provided by operating activities which was partially offset by approximately $394,000 of cash used in investing activities. Cash provided by financing activities consisted of refinancing proceeds from Lakeside Place, partially offset by principal payoff of the debt encumbering Lakeside Place, debt extinguishment costs, loan costs paid, advances to limited partners and a distribution to partners. Cash used in investing activities consisted of capital improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. The Registrant invests its working capital reserves in money market accounts.

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

Lakeside Place Apartments

Approximately $398,000 has been budgeted for capital improvements at Lakeside Place Apartments for the year 2000 consisting primarily of furniture and fixture replacements, floor covering replacements, plumbing enhancements, air conditioning improvements, appliance replacements, and electrical enhancements. During the three month period ended March 31, 2000, the Partnership completed approximately $75,000 of capital improvements at Lakeside Place Apartments consisting primarily of light fixture enhancements, appliance replacements, floor covering replacements, office equipment, and roof replacements. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

Approximately $137,000 has been budgeted for capital improvements at Preston Creek Apartments for the year 2000 consisting primarily of interior decoration, floor covering replacements, and parking lot improvements. During the three month period ended March 31, 2000, the Partnership completed approximately $25,000 of capital improvements at Preston Creek Apartments consisting primarily of appliance replacements, floor covering replacements, and interior decoration. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership refinanced the mortgage encumbering Lakeside Place Apartments on February 4, 2000. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage of $23,700,000. The mortgage was refinanced at an interest rate of 8.34% compared to the previous interest rate of 9.60%. Monthly installments of principal and interest, of approximately $203,000 commenced on April 1, 2000 and will end on March 1, 2020. Capitalized loan costs incurred for the refinancing were approximately $254,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt in the amount of approximately $474,000 which consisted of a prepayment penalty and the write-off of unamortized loan costs on the previous mortgage.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $28,200,000 is amortized over varying periods with maturity dates of November 2003 and March 1, 2020. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

At December 31, 1999, a distribution payable of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) was accrued and subsequently paid in January 2000. A cash distribution from operations of approximately $450,000 (approximately $441,000 to the limited partners or $4.90 per limited partnership unit) was made during the three months ended March 31, 1999. In addition, the Partnership declared a distribution of approximately $9,480,000 ($9,290,000 to the limited partners or $10.32 per limited partnership unit) in the first quarter of 2000, consisting of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinance proceeds from Lakeside Place and approximately $1,082,000 (approximately $1,060,000 to the limited partners or $11.78 per limited partnership unit) from operations. Approximately $5,223,000 of this distribution was paid to affiliates of the Managing General Partner during the quarter ended March 31, 2000. The remaining $4,257,000 was paid subsequent to March 31, 2000. The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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