Form 10QSB
period 2000-09-30
CENTURY PROPERTIES FUND XV
filed 2000-11-13
CIK 314690

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                $ 1,023
   Receivables and deposits                                                     309
   Restricted escrows                                                           296
   Other assets                                                                 424
   Investment properties:
      Land                                                   $  5,766
      Buildings and related personal property                  36,219
                                                               41,985
      Less accumulated depreciation                           (22,351)       19,634
                                                                           $ 21,686
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   95
   Tenant security deposit liabilities                                           88
   Accrued property taxes                                                       650
   Other liabilities                                                            315
   Mortgage notes payable                                                    27,965

Partners' Deficit
   General partners                                          $ (1,384)
   Limited partners (89,980 units issued and
      outstanding)                                             (6,043)       (7,427)
                                                                           $ 21,686

            See Accompanying Notes to Consolidated Financial Statements

b)

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                       Three Months Ended           Nine Months Ended
                                          September 30,               September 30,
                                       2000          1999          2000           1999
Revenues:
  Rental income                       $ 1,889       $ 1,942       $ 5,667       $ 5,792
  Other income                            123            79           342           231
     Total revenues                     2,012         2,021         6,009         6,023

Expenses:
  Operating                               636           621         1,870         1,779
  General and administrative               77           168           361           380
  Depreciation                            377           334         1,107         1,023
  Interest                                584           445         1,678         1,339
  Property taxes                          207           211           677           571
     Total expenses                     1,881         1,779         5,693         5,092

Income before extraordinary
  loss on early extinguishment
  of debt                                 131           242           316           931
Extraordinary loss on early
  extinguishment of debt                   --            --          (474)           --

Net income (loss)                      $  131         $ 242        $ (158)        $ 931

Net income (loss) allocated to
  general partners (2%)                 $   3           $ 5          $ (3)         $ 19
Net income (loss) allocated to
  limited partners (98%)                  128           237          (155)          912

                                       $  131         $ 242        $ (158)        $ 931
Per limited partnership unit:
  Income before extraordinary
    loss                              $  1.42        $ 2.63        $ 3.45       $ 10.14
  Extraordinary loss                       --            --         (5.17)           --

 Net income (loss)                    $  1.42        $ 2.63       $ (1.72)      $ 10.14

Distributions per limited
  partnership unit                     $   --        $ 9.80       $105.30       $ 14.70

            See Accompanying Notes to Consolidated Financial Statements

c)

                             CENTURY PROPERTIES FUND XV
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $  --      $89,980      $89,980

Partners' (deficit) capital
   at December 31, 1999               89,980     $(1,188)     $ 3,587      $ 2,399

Distribution to partners                  --        (193)      (9,475)      (9,668)

Net loss for the nine months
   ended September 30, 2000               --          (3)        (155)        (158)

Partners' deficit at
   September 30, 2000                 89,980     $(1,384)     $(6,043)     $(7,427)

            See Accompanying Notes to Consolidated Financial Statements

d)

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net (loss) income                                              $ (158)      $  931
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                  1,107       1,023
     Amortization of loan costs                                       35          58
     Extraordinary loss on early extinguishment of debt              474          --
     Change in accounts:
       Receivables and deposits                                      357         370
       Other assets                                                  (41)        (61)
       Accounts payable                                               57          33
       Tenant security deposit liabilities                            23          (3)
       Accrued property taxes                                       (144)       (187)
       Other liabilities                                               2         (43)
         Net cash provided by operating activities                 1,712       2,121

Cash flows from investing activities:
  Net (deposits to) withdrawals from restricted escrows             (171)         29
  Property improvements and replacements                            (597)       (727)
         Net cash used in investing activities                      (768)       (698)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (235)       (101)
  Repayment of mortgage note payable                             (14,249)         --
  Proceeds from mortgage note payable                             23,700          --
  Debt extinguishment costs                                         (411)         --
  Loan costs paid                                                   (254)         --
  Distributions to partners                                      (10,199)     (1,350)
         Net cash used in financing activities                    (1,648)     (1,451)

Net decrease in cash and cash equivalents                           (704)        (28)

Cash and cash equivalents at beginning of period                   1,727       1,143
Cash and cash equivalents at end of period                      $  1,023     $ 1,115

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $  1,480     $ 1,281

Distributions to partners of approximately $531,000 were accrued at December 31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                           CENTURY PROPERTIES FUND XV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $301      $302
 Reimbursement for services of affiliates (included in
   general and administrative expenses and investment
   properties)                                                     138       141
 Partnership management fee (included in general and
   administrative expense)                                         141       150

During the nine months ended September 30, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $301,000 and $302,000 for the nine months ended September 30, 2000 and 1999, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $138,000 and $141,000 for the nine months ended September 30, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Partnership management fees of approximately $141,000 and $150,000 were earned during the nine month period ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 55,926.84 limited partnership units in the Partnership representing 62.155% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 62.155% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates right to vote each Unit acquired.

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

Note E - Distributions

The Partnership distributed approximately $9,668,000 (approximately $9,475,000 to the limited partners or $105.30 per limited partnership unit) during the nine months ended September 30, 2000. The distributions consisted of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinance proceeds from Lakeside Place and approximately $1,270,000 (approximately $1,245,000 to the limited partners or $13.84 per limited partnership unit) from operations. At December 31, 1999, a distribution payable of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) was accrued and subsequently paid in January 2000. Cash distributions from operations of approximately $1,350,000 (approximately $1,323,000 to the limited partners or $14.70 per limited partnership unit) were made during the nine months ended September 30, 1999.

Subsequent to September 30, 2000, a cash distribution was approved and paid from operations of approximately $270,000 of which approximately $265,000 was paid to the limited partners ($2.95 per limited partnership unit).

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 is shown in the tables below (in thousands). The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

 Three Months Ended September 30, 2000   Residential     Other      Totals

Rental income                              $ 1,889       $   --     $ 1,889
Other income                                   122            1         123
Interest expense                               584           --         584
Depreciation                                   377           --         377
General and administrative expense              --           77          77
Segment profit (loss)                          207          (76)        131


  Nine Months Ended September 30, 2000   Residential     Other      Totals

Rental income                              $ 5,667       $   --     $ 5,667
Other income                                   293           49         342
Interest expense                             1,678           --       1,678
Depreciation                                 1,107           --       1,107
General and administrative expense              --          361         361
Extraordinary loss                            (474)          --        (474)
Segment profit (loss)                          154         (312)       (158)
Total assets                                21,396          290      21,686
Capital expenditures for
  investment properties                        597           --         597


 Three Months Ended September 30, 1999    Residential     Other      Totals

Rental income                               $ 1,942       $   --    $ 1,942
Other income                                     74            5         79
Interest expense                                445           --        445
Depreciation                                    334           --        334
General and administrative expense               --          168        168
Segment profit (loss)                           405         (163)       242


  Nine Months Ended September 30, 1999    Residential     Other      Totals

Rental income                               $ 5,792       $   --    $ 5,792
Other income                                    212           19        231
Interest expense                              1,339           --      1,339
Depreciation                                  1,023           --      1,023
General and administrative expense               --          380        380
Segment profit (loss)                         1,292         (361)       931
Total assets                                 22,432           65     22,497
Capital expenditures for
  investment properties                         727           --        727

Note G - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2000 and 1999:

                                                  Average Occupancy
      Property                                     2000       1999

      Lakeside Place Apartments (1)                 92%        95%
        Houston, Texas
      Preston Creek Apartments                      94%        95%
        Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy to increased construction of other apartment complexes in the area.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2000 was approximately $158,000 compared to net income of approximately $931,000 for the nine months ended September 30, 1999. The Partnership's net income for the three months ended September 30, 2000 and 1999 was approximately $131,000 and $242,000, respectively. The increase in net loss during the nine months ended September 30, 2000 is primarily due to the recognition of an extraordinary loss on the early extinguishment of debt during the nine months ended September 30, 2000 (see discussion below), an increase in total expenses, and a decrease in total revenues. The decrease in net income during the three months ended September 30, 2000 is primarily due to an increase in total expenses and a decrease in total revenues. The increase in total expenses for the nine months ended September 30, 2000 is primarily due to an increase in interest, property tax, depreciation, and operating expenses partially offset by a decrease in general and administrative expense. The increase in total expenses for the three months ended September 30, 2000 is primarily due to increases in interest, depreciation, and operating expenses partially offset by a decrease in general and administrative expenses. The increase in property tax expense is due to the timing of the receipt of the tax bills which affected the accrual of taxes at September 30, 2000 and 1999. Interest expense increased as a result of the mortgage refinancing at Lakeside Apartments in February 2000, as discussed below. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. Operating expenses increased primarily due to an increase in property and insurance expenses. The increase in property expense is primarily due to an increase in utility expenses at Lakeside Place Apartments. The increase in insurance expense is primarily due to the receipt of an insurance policy refund in April 1999 which reduced insurance expense recorded in 1999.

General and administrative expense decreased as a result of fees paid to the Managing General Partner due to the timing of operating distributions paid in 2000 compared to 1999 as allowed under the Partnership Agreement. Included in general and administrative expenses at both September 30, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total  revenues  during  the three and nine  months  ended  September  30,  2000 decreased as compared to 1999 due to a decrease in rental income which was partially offset by an increase in other income. The decrease in rental income was primarily due to an increase in concessions and a decrease in occupancy at Lakeside Place Apartments which was partially offset by increases in average rental rates at both of the Partnership's investment properties. The increase in other income is primarily due to an increase in interest income as a result of higher average cash balances held in interest bearing accounts, an increase in utility reimbursements at Lakeside Place Apartments, and an increase in late charges at Preston Creek Apartments.

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

Liquidity and Capital Resources

At September 30, 2000, the Registrant had cash and cash equivalents of approximately $1,023,000 as compared to approximately $1,115,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased by approximately $704,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $1,648,000 of cash used in financing activities and approximately $768,000 of cash used in investing activities which was partially offset by approximately $1,712,000 of cash provided by operating activities. Cash used in financing activities consisted of the principal payoff of the debt encumbering Lakeside Place, principal payments made on the mortgage encumbering Lakeside Place Apartments, debt extinguishment costs, loan costs paid, and distributions to the partners partially offset by proceeds from the refinancing of the mortgage encumbering Lakeside Place. Cash used in investing activities consisted of capital improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. The Registrant invests its working capital reserves in money market accounts.

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

Lakeside Place Apartments

Approximately $398,000 has been budgeted for capital improvements at Lakeside Place Apartments for the year 2000 consisting primarily of furniture and fixture replacements, floor covering replacements, plumbing enhancements, air conditioning improvements, appliance replacements, and electrical enhancements. During the nine month period ended September 30, 2000, the Partnership completed approximately $476,000 of budgeted and unbudgeted capital improvements at Lakeside Place Apartments consisting primarily of HVAC condensing units replacements, light fixture enhancements, major landscaping, appliance replacements, floor covering replacements, exterior painting, structural improvements, and roof replacements. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

Approximately $137,000 has been budgeted for capital improvements at Preston Creek Apartments for the year 2000 consisting primarily of interior decoration, floor covering replacements, and parking lot improvements. During the nine month period ended September 30, 2000, the Partnership completed approximately $121,000 of capital improvements at Preston Creek Apartments consisting primarily of submetering equipment, appliance replacements, floor covering replacements, and interior decoration. These improvements were funded from replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $27,965,000 is amortized over varying periods with maturity dates of November 2003 and March 2020. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

The Partnership distributed approximately $9,668,000 (approximately $9,475,000 to the limited partners or $105.30 per limited partnership unit) during the nine months ended September 30, 2000. The distributions consisted of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinance proceeds from Lakeside Place and approximately $1,270,000 (approximately $1,245,000 to the limited partners or $13.84 per limited partnership unit) from operations. At December 31, 1999, a distribution payable of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) was accrued and subsequently paid in January 2000. Cash distributions from operations of approximately $1,350,000 (approximately $1,323,000 to the limited partners or $14.70 per limited partnership unit) was made during the nine months ended September 30, 1999. Subsequent to September 30, 2000, a cash distribution was approved and paid from operations of approximately $270,000 of which approximately $265,000 was paid to the limited partners ($2.95 per limited partnership unit). The Partnership's distribution policy is reviewed on a semi-annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a)    Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

      b)    Reports on Form 8-K:

            None filed during the quarter ended September 30, 2000.

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