Form 10KSB
period 2000-12-31
CENTURY PROPERTIES FUND XV
filed 2001-03-28
CIK 314690

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934
    [No Fee Required]

                    For the fiscal year ended December 31, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $7,989,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-66459), was declared effective by the Securities and Exchange Commission on May 1, 1980. The Partnership marketed its securities pursuant to its Prospectus dated May 1, 1980, as revised on May 29, 1980, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933. Beginning in July 1980 through April 1981, the Partnership offered $90,000,000 in Limited Partnership units and sold units having an initial cost of $89,980,000. The Managing General Partner purchased 100 limited partnership units for a 4% interest in the Partnership. See "Part II, Item 5." for information relating to the Managing General Partner's and its affiliates' current ownership interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The net proceeds of the offering were used to acquire seventeen income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in June 1982, and since then the principal activity of the Partnership has been holding for investment and ultimately selling its income-producing real estate properties. In the period from 1986 through January 1992, six office buildings, three apartment buildings, and one shopping center were sold or otherwise disposed. The Partnership sold two of its properties in 1995 and an office building in the first quarter of 1996. The remaining commercial property was sold in January 1997 and an apartment building was sold in the third quarter of 1997. As a result of these sales, the Partnership currently retains an ownership in two properties which are located in Houston and Dallas, Texas. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties.

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provided day-to-day management services to the Partnership's investment properties for the years ended December 31, 2000 and 1999 (see "Item 7., Note E" for information regarding fees paid to such affiliates for these services).

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

                           Gross
                          Carrying    Accumulated                         Federal
Property                   Value      Depreciation    Rate    Method     Tax Basis
                              (in thousands)                           (in thousands)

Lakeside Place            $32,417       $18,134     5-30 yrs    SL        $14,853
Preston Creek               9,867         4,608     5-30 yrs    SL          2,925

                          $42,284       $22,742                           $17,778

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                        Principal                                        Principal
                        Balance At                                        Balance
                       December 31,  Interest    Period    Maturity        Due At
      Property             2000        Rate    Amortized     Date       Maturity (2)
                           (in thousands)                              (in thousands)

Lakeside Place           $23,343       8.34%    20 years   03/01/20       $    --
Preston Creek              4,500       7.33%      (1)      11/01/03         4,500

                         $27,843                                          $ 4,500

(1)   Monthly payments of interest only.

(2) See "Item 7. Financial Statements - Note C" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.


Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for each property:

                                 Average Annual                 Average Annual
                                  Rental Rates                     Occupancy
                                   (per unit)
 Property                     2000              1999           2000         1999

 Lakeside Place              $8,771            $8,653           92%          94%
 Preston Creek                8,824             8,444           94%          95%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2000 for each property were:

                                    2000             2000
                                   Billing           Rate
                               (in thousands)

Lakeside Place                      $ 628            2.90%
Preston Creek                         238            2.72%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $642,000 in capital expenditures at Lakeside Place Apartments during the year ended December 31, 2000, consisting primarily of flooring, air conditioning, light fixtures, appliances, and roof replacements, parking lot enhancements, structural improvements, exterior painting and major landscaping. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $201,850. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $254,000 in capital expenditures at Preston Creek Apartments during the year ended December 31, 2000, consisting primarily of flooring, office computers and appliance replacements and interior decoration. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $62,700. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2000.


                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units aggregating $89,980,000. As of December 31, 2000, the Partnership had 89,980 units outstanding held by 3,473 limited partners of record. Affiliates of the Managing General Partner owned 56,608.84 units or 62.91% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2000 and 1999:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00              $9,939 (1)           $108.24

       01/01/99 - 12/31/99              $1,881 (2)           $ 20.48

(1) Consists of $1,541,000 of cash from operations and $8,398,000 of cash from proceeds of the Lakeside Place refinancing (see "Item 6" for further details).

(2) Consists of $1,350,000 of cash from operations paid in 1999 and cash from operations of $531,000 declared at December 31, 1999 and paid in January 2000 (see "Item 6" for further details).

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership Management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $230,000 was paid during the year ended December 31, 2000. Approximately $150,000 was paid during the year ended December 31, 1999 and an additional $59,000 accrued as of December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 56,608.84 limited partnership units in the Partnership representing 62.91% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $153.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 584 units resulting in its total ownership being increased to 57,192.84 units or 63.56% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates right to vote each Unit acquired.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2000 was approximately $200,000, compared to net income of approximately $1,077,000 for the year ended December 31, 1999. The increase in net loss during the year ended December 31, 2000 is primarily due to the recognition of an extraordinary loss on the early extinguishment of debt during the year ended December 31, 2000 (see discussion below), an increase in total expenses, and a decrease in total revenues. The increase in total expenses for the year ended December 31, 2000 is primarily due to an increase in interest, property tax, depreciation, and operating expenses partially offset by a decrease in general and administrative expense. The increase in property tax expense is due to the timing of the receipt of the tax bills that affected the accrual of taxes at December 31, 2000 and 1999. Interest expense increased as a result of the mortgage refinancing at Lakeside Apartments in February 2000, as discussed below. Depreciation expense increased due to capital improvements completed during the past twelve months that are now being depreciated. Operating expenses increased primarily due to an increase in maintenance, property and insurance expenses. The increase in maintenance expense is primarily due to increases in materials, supplies and interior painting at both investment properties. The increase in property expense is primarily due to an increase in salary and related benefits at both investment properties and an increase in utility expenses at Lakeside Place Apartments. The increase in insurance expense is primarily due to the receipt of an insurance policy refund in April 1999 which reduced insurance expense recorded in 1999.

General and administrative expenses decreased as a result of a decrease in legal costs incurred in 1999 associated with a legal settlement previously disclosed in the Partnership's Form 10-KSB for the year ended December 31, 1998, and a decrease in fees to the Managing General Partner which are calculated as a percentage of operating cash distributions declared as allowed under the Partnership Agreement. Included in general and administrative expenses at both December 31, 2000 and 1999, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Total revenues during the year ended December 31, 2000 decreased as compared to 1999 due to a decrease in rental income which was partially offset by an increase in other income. The decrease in rental income was primarily due to an increase in concessions and a decrease in occupancy at both investment properties which was partially offset by increases in average rental rates at both of the Partnership's investment properties. The increase in other income is primarily due to an increase in interest income as a result of higher average cash balances held in interest bearing accounts, an increase in utility reimbursements at Lakeside Place Apartments, and an increase in late charges at Preston Creek Apartments.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $1,117,000 compared to approximately $1,727,000 at December 31, 1999. Cash and cash equivalents decreased approximately $610,000 from the Partnership's previous year ended December 31, 1999. The decrease is due to approximately $2,065,000 of cash used in financing activities and approximately $987,000 of cash used in investing activities which was partially offset by approximately $2,442,000 of cash provided by operating activities. Cash used in financing activities consisted of the principal payoff of the debt encumbering Lakeside Place, principal payments made on the mortgage encumbering Lakeside Place Apartments, debt extinguishment costs, loan costs paid, and distributions to the partners partially offset by proceeds from the refinancing of the mortgage encumbering Lakeside Place. Cash used in investing activities consisted of capital improvements and replacements and net deposits to escrow accounts maintained by the mortgage lender.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be approximately $275 per unit or a total of $264,550 in capital improvements for both of the Partnership's properties in 2001. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

On February 4, 2000, the Partnership refinanced the mortgage encumbering Lakeside Place Apartments. The interest rate on the new mortgage is 8.34% as compared to 9.60% on the old mortgage. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage in the amount of $23,700,000. Payments of approximately $203,000 are due on the first day of each month until the loan matures on March 1, 2020. The prior note was scheduled to mature on July 1, 2001. The lender also required a repair escrow of approximately $264,000 to be established. The Partnership recognized a loss on the early extinguishment of debt during 2000 of approximately $474,000 consisting of the write-off of unamortized loan costs and a prepayment penalty of approximately $411,000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $27,843,000 is amortized over varying periods with maturity dates of November 2003 and March 2020. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

During the year ended December 31, 2000, the Partnership paid distributions of approximately $10,470,000 consisting of approximately $2,072,000 of cash from operations (approximately $2,030,000 to the limited partners or $22.56 per limited partnership unit) and $8,398,000 of cash from proceeds of refinancing (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit). Included in the amount paid in 2000 was a distribution of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) declared as of December 31, 1999 from operations. This distribution was paid in January 2000. During the year ended December 31, 1999, the Partnership paid distributions of approximately $1,350,000 (approximately $1,323,000 to the limited partners or $14.70 per limited partnership unit) from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's distribution policy is reviewed on a semi-annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 56,608.84 limited partnership units in the Partnership representing 62.91% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $153.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 584 units resulting in its total ownership being increased to 57,192.84 units or 63.56% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates right to vote each Unit acquired.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

     Report of Ernst & Young LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 15, 2001

                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000


Assets
   Cash and cash equivalents                                                $  1,117
   Receivables and deposits                                                      275
   Restricted escrows                                                            287
   Other assets                                                                  386
   Investment properties (Notes C and F):
      Land                                                    $ 5,766
      Buildings and personal property                           36,518
                                                                42,284
      Less accumulated depreciation                            (22,742)       19,542
                                                                            $ 21,607

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $   157
   Tenant security deposits payable                                               95
   Accrued property taxes                                                        857
   Other liabilities                                                             395
   Mortgage notes payable (Note C)                                            27,843

Partners' Deficit
   General partners                                           $ (1,391)
   Limited partners (89,980 units
      issued and outstanding)                                   (6,349)       (7,740)
                                                                            $ 21,607

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
  Rental income                                              $ 7,541      $ 7,709
  Other income                                                   448          308
      Total revenues                                           7,989        8,017

Expenses:
  Operating                                                    2,621        2,459
  General and administrative                                     453          532
  Depreciation                                                 1,498        1,386
  Interest                                                     2,259        1,782
  Property taxes                                                 884          781
      Total expenses                                           7,715        6,940

Income before extraordinary loss on early
  extinguishment of debt                                         274        1,077
Extraordinary loss on early extinguishment of debt              (474)          --

Net (loss) income                                            $  (200)     $ 1,077

Net (loss) income allocated to general partners (2%)          $   (4)        $ 22
Net (loss) income allocated to limited partners (98%)           (196)       1,055

Net (loss) income                                            $  (200)     $ 1,077

Per limited partnership unit:
  Income before extraordinary loss                           $  2.99      $ 11.72
  Extraordinary loss                                           (5.17)          --

Net (loss) income                                            $ (2.18)     $ 11.72

Distributions per limited partnership unit                   $108.24      $ 20.48

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partners     Partners      Total

Original capital contributions        89,980      $    --      $89,980      $89,980

Partners' (deficit) capital
   at December 31, 1998               89,980      $(1,172)     $ 4,375      $ 3,203

Distributions to partners                 --          (38)      (1,843)      (1,881)

Net income for the year
   ended December 31, 1999                --           22        1,055        1,077

Partners' (deficit) capital at
   December 31, 1999                  89,980       (1,188)       3,587        2,399

Distributions to partners                 --         (199)      (9,740)      (9,939)

Net loss for the year
   ended December 31, 2000                --           (4)        (196)        (200)

Partners' deficit at
   December 31, 2000                  89,980      $(1,391)     $(6,349)     $(7,740)

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)


                                                               Years Ended December 31,
                                                                   2000        1999
Cash flows from operating activities:
  Net (loss) income                                               $  (200)    $ 1,077
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                   1,498       1,386
     Amortization of loan costs                                        45          78
     Extraordinary loss on early extinguishment of debt               474          --
     Change in accounts:
      Receivables and deposits                                        391         407
      Other assets                                                     11         (64)
      Accounts payable                                                 48          16
      Tenant security deposit payable                                  30          (7)
      Accrued property taxes                                           63          23
      Other liabilities                                                82          62

               Net cash provided by operating activities            2,442       2,978

Cash flows from investing activities:
  Property improvements and replacements                             (825)       (922)
  Net (deposits to) withdrawals from restricted escrows              (162)         27

               Net cash used in investing activities                 (987)       (895)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (357)       (149)
  Repayment of mortgage note payable                              (14,249)         --
  Proceeds from mortgage note payable                              23,700          --
  Debt extinguishment costs                                          (411)         --
  Loan costs paid                                                    (278)         --
  Distributions to partners                                       (10,470)     (1,350)

         Net cash used in financing activities                     (2,065)     (1,499)

Net (decrease) increase in cash and cash equivalents                 (610)        584

Cash and cash equivalents at beginning of period                    1,727       1,143
Cash and cash equivalents at end of period                       $  1,117     $ 1,727

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  2,051     $ 1,820

Supplemental disclosure of non-cash activity
  Distribution payable                                             $   --       $ 531
  Property improvements and replacements included in
   accounts payable and other liabilities                          $   71        $ --

           See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


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

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $1,008,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs of approximately $425,000, less accumulated amortization of approximately $101,000, are included in other assets and are being amortized on a straight-line basis over the life of the loans.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

Replacement Reserve Escrow: The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repair of improvements to the properties pursuant to the mortgage note documents. As of December 31, 2000, the balance in these accounts is approximately $287,000.

Segment Reporting: Statement of Financial Standards ("SFAS") No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $180,000 and $170,000 for the years ended December 31, 2000 and 1999, respectively, were charged to operating expense as incurred.

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

Note C - Mortgage Notes Payable

The principle terms of mortgage notes payable are as follows:

                       Principal     Monthly                            Principal
                       Balance At    Payment     Stated                  Balance
                      December 31,  Including   Interest   Maturity      Due At
      Property            2000       Interest     Rate       Date       Maturity
                          (in thousands)                             (in thousands)

Lakeside Place          $23,343       $ 203      8.34%     03/01/20      $    --
Preston Creek             4,500          27      7.33%     11/01/03        4,500

Total                   $27,843       $ 230                              $ 4,500

The mortgage notes payable are non-recourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective apartment properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On February 4, 2000, the Partnership refinanced the mortgage encumbering Lakeside Place Apartments. The interest rate on the new mortgage is 8.34% as compared to 9.60% on the old mortgage. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage in the amount of $23,700,000. Payments of approximately $203,000 are due on the first day of each month until the loan matures on March 1, 2020. The prior note was scheduled to mature on July 1, 2001. The lender also required a repair escrow of approximately $264,000 to be established. The Partnership recognized a loss on the early extinguishment of debt during 2000 of approximately $474,000 consisting of the write-off of unamortized loan costs and a prepayment penalty of approximately $411,000.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 2000 are as follows (in thousands):

                             2001                $   512
                             2002                    556
                             2003                  5,104
                             2004                    657
                             2005                    714
                          Thereafter              20,300
                                                 $27,843

Amortization of loan costs totaled approximately $45,000 and $78,000 for 2000 and 1999, respectively.

Note D - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                                    For the years ended
                                                        December 31,
                                                     2000          1999
Net (loss) income as reported                       $ (200)       $1,077
Add (deduct):
  Depreciation differences                              (2)           46
  Unearned revenue                                       7           (76)
  Accrued expenses                                     (45)           --
  Other                                                 (6)            9
Federal taxable (loss) income                       $ (246)       $1,056
Federal taxable (loss) income per limited
  partnership unit                                  $(2.68)       $11.50

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

                                                 2000
Net liabilities as reported:                   $(7,740)
   Land and buildings                            6,254
   Accumulated depreciation                     (8,018)
   Deferred sales commission                     8,008
   Syndication and distribution costs            2,314
   Other                                           117
Net assets - income tax method                 $   935

Note E - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the twelve month periods ended December 31, 2000 and 1999.

                                                                2000       1999
                                                                 (in thousands)

Property management fees (included in operating
   expenses)                                                    $403       $403
Reimbursement for services of affiliates (included in
   investment properties, operating expenses, and
   general and administrative expenses)                          295        178
Partnership management fee (included in other liabilities
   and general and administrative expenses)                      171        209

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $403,000 for both the years ended December 31, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $295,000 and $178,000 for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $230,000 in Partnership management fees were paid during the year ended December 31, 2000 of which approximately $59,000 was accrued as of December 31, 1999 related to the distribution of operating cash declared at that time. Approximately $150,000 in Partnership management fees were paid during the year ended December 31, 1999.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 56,608.84 limited partnership units in the Partnership representing 62.91% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $153.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 584 units resulting in its total ownership being increased to 57,192.84 units or 63.56% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates right to vote each Unit acquired.

Note F - Real Estate and Accumulated Depreciation


                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                     Buildings      Net Costs
                                                    and Related    Capitalized
                                                      Personal    Subsequent to
     Description         Encumbrances      Land       Property     Acquisition
                        (in thousands)                            (in thousands)

Lakeside Place             $23,343       $ 3,659      $21,481        $ 7,277
Preston Creek                4,500         2,118        5,793          1,956

Total                      $27,843       $ 5,777      $27,274        $ 9,233

                    Gross Amount At Which
                           Carried
                     At December 31, 2000
                        (in thousands)
                          Buildings
                             and
                           Personal            Accumulated    Year of      Date    Depreciable
Description       Land     Property    Total   Depreciation Construction  Acquired Life Years

Lakeside Place   $ 3,659   $28,758    $32,417    $18,134       10/76       12/80    5-30 yrs
Preston Creek      2,107     7,760      9,867      4,608       10/79       08/81    5-30 yrs

Total            $ 5,766   $36,518    $42,284    $22,742

Reconciliation of Real Estate and Accumulated Depreciation:

                                                      December 31,
                                                  2000            1999
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $41,388          $40,466
    Property improvements                           896              922
Balance at end of year                          $42,284          $41,388

Accumulated Depreciation
Balance at beginning of year                    $21,244          $19,858
    Additions charged to expense                  1,498            1,386
Balance at end of year                          $22,742          $21,244

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2000 and 1999, is $48,538,000 and $47,642,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is $30,760,000 and $29,260,000, respectively.

Note G - Distributions

During the year ended December 31, 2000, the Partnership paid distributions of approximately $10,470,000 consisting of approximately $2,072,000 of cash from operations (approximately $2,030,000 to the limited partners or $22.56 per limited partnership unit) and $8,398,000 of cash from proceeds of refinancing (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit). Included in the amount paid in 2000 was a distribution of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) declared as of December 31, 1999 from operations. This distribution was paid in January 2000. During the year ended December 31, 1999, the Partnership paid distributions of approximately $1,350,000 (approximately $1,323,000 to the limited partners or $14.70 per limited partnership unit) from operations.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note I - Casualty Event

In November 2000, Lakeside Place had a fire which damaged ten apartment units. The Managing General Partner is in the process of determining the financial impact.

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

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the Managing General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the Managing General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Managing General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the Managing General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately $30,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2000.

       Name and Address of          Amount and nature of      Percentage
        Beneficial Owner            Beneficial Ownership       of Class

Fox Capital Management Corp.
  (an affiliate of AIMCO)                    100.00              0.11%
Insignia Properties, LP
  (an affiliate of AIMCO)                    107.00              0.12%
Riverside Drive, LLC
  (an affiliate of AIMCO)                 35,473.17             39.42%
Madison River Properties, LLC
  (an affiliate of AIMCO)                  4,222.00              4.69%
AIMCO Properties LP
  (an affiliate of AIMCO)                 16,706.67             18.57%

Insignia Properties LP, Riverside Drive, LLC ("Riverside") and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

The following payments were made to the Managing General Partner and affiliates during the twelve month periods ended December 31, 2000 and 1999:

                                                 2000          1999
                                                   (in thousands)
Property management fees                         $403          $403
Reimbursement for services of affiliates          295           178
Partnership management fee                        171           209

During the years ended December 31, 2000 and 1999, affiliates of the Managing General Partner were entitled to receive 5% of gross receipts from all of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $403,000 for the years ended December 31, 2000 and 1999.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $295,000 and $178,000 for the years ended December 31, 2000 and 1999, respectively.

Pursuant to the Partnership Agreement for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $230,000 in Partnership management fees were paid during the year ended December 31, 2000 of which approximately $59,000 was accrued as of December 31, 1999 related to the distribution of operating cash declared at that time. Approximately $150,000 in Partnership management fees were paid during the year ended December 31, 1999.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 56,608.84 limited partnership units in the Partnership representing 62.91% of the outstanding units at December 31, 2000. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on February 8, 2001, AIMCO Properties, L.P., commenced a tender offer to acquire all of the Units not owned by affiliates of AIMCO for a purchase price of $153.00 per Unit. Pursuant to this offer, AIMCO acquired an additional 584 units resulting in its total ownership being increased to 57,192.84 units or 63.56% of the total outstanding units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of their affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the limited partnership units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates right to vote each Unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 10.8, Multifamily Note dated February 2, 2000, by and between the Partnership and ARCS Commercial Mortgage Co., LP, for Lakeside Place Apartments.

      (b)   Reports on Form 8-K filed during the quarter ended December 31,2000:

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

     2.6 Agreement and Plan of Merger, dated as of October 1, 1999, by and between AIMCO and IPT; incorporated by reference to Exhibit 2.1 of IPT's Current Report on Form 8-K dated October 1, 1999.

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

     10.3 Multifamily Note dated November 1, 1998, by and between the Partnership and Lehman Brothers Holdings, Inc. for Preston Creek Apartments incorporated by reference to Exhibit 10.6 to the Partnership's Form 10-KSB for the fiscal year ended December 31, 1996.

     10.7 Contract of Sale of Summerhill Apartments between Registrant and McNeil Capital L.L.C. dated July 31, 1998 incorporated by reference to Current Report on Form 8-K dated September 24, 1998.

     10.8 Multifamily   Note  dated   February  2,  2000,  by  and  between  the
          Partnership and ARCS Commercial Mortgage Co., LP, for Lakeside Place Apartments.

     16 Letter dated November 11, 1999 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K dated November 10, 1999.

                                                                    Exhibit 10.8

                                MULTIFAMILY NOTE
                                     (TEXAS)
                                                               FHLMC # 002643057
US $23,700,000.00                                               February 2, 2000


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of ARCS Commercial Mortgage Co., L.P., a California limited partnership, the principal sum of Twenty Three Million Seven Hundred Thousand Dollars and no/100's (US $23,700,000.00), with interest on the unpaid principal balance at the annual rate of Eight and 34/100's percent (8.34%).

      1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

      2. Address for Payment. All payments due under this Note shall be payable at 26901 Agoura Road, Suite 200, Calabasas Hills, CA 91301, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

      3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

      (a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

      (b) Consecutive monthly installments of principal and interest, each in the amount of Two Hundred Three Thousand Two Hundred Eighty Dollars and 42/100's (US $203,280.42), shall be payable on the first day of each month beginning on April 1, 2000 until the entire unpaid principal balance evidenced by this Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on March 1, 2020 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

      (c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

      4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

      5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

      6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

      7. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

      8. Loan Charges. Borrower and Lender intend at all times to comply with the law of the State of Texas governing the maximum rate or amount of interest payable on or in connection with this Note and the Indebtedness (or applicable United States federal law to the extent that it permits Lender to contract for, charge, take, reserve or receive a greater amount of interest than under Texas law). If the applicable law is ever judicially interpreted so as to render usurious any amount payable under this Note or under any other Loan Document, or contracted for, charged, taken, reserved or received with respect to the Indebtedness, or of acceleration of the maturity of this Note, or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by any applicable law, then Borrower and Lender expressly intend that all excess amounts collected by Lender shall be applied to reduce the unpaid principal balance of this Note (or, if this Note has been or would thereby be paid in full, shall be refunded to Borrower), and the provisions of this Note, the Security Instrument and any other Loan Documents immediately shall be deemed reformed and the amounts thereafter collectible under this Note or any other Loan Document reduced, without the necessity of the execution of any new documents, so as to comply with any applicable law, but so as to permit the recovery of the fullest amount otherwise payable under this Note or any other Loan Document. The right to accelerate the maturity of this Note does not include the right to accelerate any interest which has not otherwise accrued on the date of such acceleration, and Lender does not intend to collect any unearned interest in the event of acceleration. All sums paid or agreed to be paid to Lender for the use, forbearance or detention of the Indebtedness shall, to the extent permitted by any applicable law, be amortized, prorated, allocated and spread throughout the full term of the Indebtedness until payment in full so that the rate or amount of interest on account of the Indebtedness does not exceed the applicable usury ceiling. Notwithstanding any provision contained in this Note, the Security Instrument or any other Loan Document that permits the compounding of interest, including any provision by which any accrued interest is added to the principal amount of this Note, the total amount of interest that Borrower is obligated to pay and Lender is entitled to receive with respect to the Indebtedness shall not exceed the amount calculated on a simple (i.e., noncompounded) interest basis at the maximum rate on principal amounts actually advanced to or for the account of Borrower, including all current and prior advances and any advances made pursuant to the Security Instrument or other Loan Documents (such as for the payment of taxes, insurance premiums and similar expenses or costs).

      9.    Limits on Personal Liability.

      (a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

      (b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to Zero percent (0%) of the unpaid principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

      (c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of (1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

      (d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

      (e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

      (f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

      (g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

      10.   Voluntary and Involuntary Prepayments.

      (a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

            (1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

            (2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

            (3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

      (b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

      (c)   Schedule A is hereby incorporated by reference into this Note.

      (d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

      (e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

      (f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

      11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

      12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

      13. Waivers. Presentment, demand, notice of dishonor, protest, notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

      14. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

      15. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

      16. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

      17. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

      18. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

      19. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

      20. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

      |X|     Schedule A      Prepayment Premium (required)

      |X|     Schedule B      Modifications to Multifamily Note

      IN WITNESS WHEREOF, Borrower has signed and delivered this Instrument or has caused this Instrument to be signed and delivered by its duly authorized representative.

BORROWER:

Century Lakeside Place, L.P.,
a Texas limited partnership

      By:   CPF XV/Lakeside Place, Inc.,
            a Texas corporation
      Its:  General Partner

            By:   ______________________
                  Patti K. Fielding
                  Vice President

--------------------------------------
Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF


WITHOUT RECOURSE

ARCS Commercial Mortgage Co., L. P.,
a California limited partnership
By:   ACMC Realty, Inc.,
      a California corporation
Its:  General Partner

By:   _________________________
      Kevin Kleen
Its:  Senior Vice President

                                   SCHEDULE A

                               PREPAYMENT PREMIUM


Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

      (a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

      (i)   1.0% of the unpaid principal balance of this Note; or

      (ii)  the product obtained by multiplying:

            (A)   the amount of principal being prepaid,

                  by

            (B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                  by

            (C)   the Present Value Factor.

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.25% U.S. Treasury Security due February, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury
            Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

            Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                     [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

      (b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.


                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE