Form 10QSB
period 2001-03-31
CENTURY PROPERTIES FUND XV
filed 2001-05-10
CIK 314690

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  672
   Receivables and deposits                                                      71
   Restricted escrows                                                           301
   Other assets                                                                 506
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  36,997
                                                               42,763
      Less accumulated depreciation                           (23,143)       19,620
                                                                           $ 21,170
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  360
   Tenant security deposit liabilities                                          102
   Accrued property taxes                                                       226
   Other liabilities                                                            459
   Mortgage notes payable                                                    27,719

Partners' Deficit
   General partners                                          $ (1,390)
   Limited partners (89,980 units issued and
      outstanding)                                             (6,306)       (7,696)
                                                                           $ 21,170



            See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                               2001          2000
Revenues:
  Rental income                                               $ 1,838       $ 1,896
  Other income                                                    121            85
      Total revenues                                            1,959         1,981

Expenses:
  Operating                                                       613           569
  General and administrative                                       87           186
  Depreciation                                                    401           362
  Interest                                                        579           508
  Property taxes                                                  235           244
      Total expenses                                            1,915         1,869

Income before extraordinary loss on early
  extinguishment of debt                                           44           112
Extraordinary loss on early extinguishment of debt                 --          (474)

Net income (loss)                                              $   44        $ (362)

Net income (loss) allocated to general partners (2%)            $   1          $ (7)

Net income (loss) allocated to limited partners (98%)              43          (355)

                                                               $   44        $ (362)
Per limited partnership unit:
  Income before extraordinary loss                            $  0.48        $ 1.22
  Extraordinary loss                                               --         (5.17)

Net income (loss)                                             $  0.48       $ (3.95)

Distributions per limited partnership unit                     $   --       $103.25

            See Accompanying Notes to Consolidated Financial Statements


c)

                             CENTURY PROPERTIES FUND XV
              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980      $89,980

Partners' deficit at
   December 31, 2000                  89,980     $(1,391)     $(6,349)     $(7,740)

Net income for the three months
   ended March 31, 2001                   --           1           43           44

Partners' deficit at
   March 31, 2001                     89,980     $(1,390)     $(6,306)     $(7,696)

            See Accompanying Notes to Consolidated Financial Statements




d)

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)
                                                                  Three Months Ended
                                                                       March 31,
                                                                   2001         2000
Cash flows from operating activities:
  Net income (loss)                                                $   44       $ (362)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                     401          362
     Amortization of loan costs                                        10           15
     Extraordinary loss on early extinguishments of debt               --          474
     Change in accounts:
      Receivables and deposits                                        204          563
      Other assets                                                   (130)         (20)
      Accounts payable                                                130          (12)
      Tenant security deposit liabilities                               7           --
      Accrued property taxes                                         (631)        (577)
      Other liabilities                                                64          135
        Net cash provided by operating activities                      99          578

Cash flows from investing activities:
  Net deposits to restricted escrows                                  (14)        (294)
  Property improvements and replacements                             (406)        (100)
        Net cash used in investing activities                        (420)        (394)

Cash flows used in financing activities:
  Payments on mortgage notes payable                                 (124)          --
  Repayment of mortgage note payable                                   --      (14,249)
  Proceeds from mortgage note payable                                  --       23,700
  Debt extinguishment costs                                            --         (411)
  Loan costs paid                                                      --         (254)
  Distributions to partners                                            --       (5,754)
        Net cash (used in) provided by financing activities          (124)       3,032

Net (decrease) increase in cash and cash equivalents                 (445)       3,216

Cash and cash equivalents at beginning of period                    1,117        1,727
Cash and cash equivalents at end of period                        $   672      $ 4,943

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $   568        $ 331

Supplemental disclosure of non-cash activity:
  Distribution payable                                             $   --      $ 4,257

At  March  31,  2001,   approximately  $144,000  of  property  improvements  and
replacements were included in accounts payable.

At December 31, 2000, approximately $71,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)
                           CENTURY PROPERTIES FUND XV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO").

Principles of Consolidation

The Partnership's financial statements include the accounts of Century Lakeside Place, L.P., a limited partnership in which the Partnership owns a 99% limited partnership interest. The Partnership has the ability to control the major operating and financial policies of the partnership. All interpartnership transactions have been eliminated.

Segment Reporting

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

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)
 Property management fees (included in operating expenses)        $102      $ 99
 Reimbursement for services of affiliates (included in
   general and administrative expenses and investment
   properties)                                                      50        37
 Partnership management fee (included in general and
   administrative expense)                                          --       120

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $102,000 and $99,000 for the three months ended March 31, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $50,000 and $37,000 for the three months ended March 31, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Partnership management fees of $120,000 were earned during the three month period ended March 31, 2000. These fees were accrued and included in other liabilities at March 31, 2000. No fees were earned in 2001.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 57,192.84 limited partnership units in the Partnership representing 63.56% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the limited partnership units, is required to vote its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates right to vote each Unit acquired.

Note C - Extraordinary Loss on Early Extinguishment of Debt

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

Note D - Distributions

No distributions were made to the partners during the three months ended March 31, 2001. Subsequent to March 31, 2001, the Partnership declared a distribution from operations of approximately $45,000 (approximately $44,000 to the limited partners or $0.49 per limited partnership unit). During the three months ended March 31, 2000, the Partnership declared a distribution of approximately $9,480,000 (approximately $9,290,000 to the limited partners or $103.24 per limited partnership unit) consisting of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinance proceeds from Lakeside Place and approximately $1,082,000 (approximately $1,060,000 to the limited partners or $11.78 per limited partnership unit) from operations. Additionally, the Partnership paid a distribution from operations of approximately $531,000 (approximately $520,000 to the limited partners or $4.90 per limited partnership unit) in January 2000 which was declared and accrued in December 1999.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note F - Casualty Event

In November 2000, Lakeside Place Apartments had a fire, which damaged ten apartment units. As of March 31, 2001, the Partnership had spent approximately $231,000 in repairs of the ten units. Negotiations concerning this casualty are ongoing with the insurance carrier. No insurance proceeds have been received as of March 31, 2001, and thus the financial statement impact cannot be practicably determined at this time. The Partnership does not expect to recognize a loss as a result of this event.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Lakeside Place Apartments                     93%        91%
        Houston, Texas
      Preston Creek Apartments (1)                  87%        94%
        Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to eviction of undesirable tenants and an increase in market competition.

Results of Operations

The Partnership's net income for the three months ended March 31, 2001 was approximately $44,000 as compared to a net loss of approximately $362,000 for the three months ended March 31, 2000. The increase in net income is primarily due to the recognition of an extraordinary loss on the early extinguishment of debt during the three months ended March 31, 2000.

Income before the extraordinary loss on early extinguishment of debt for the three months ended March 31, 2001, was approximately $44,000 compared to approximately $112,000 for the corresponding period in 2000. Income before the extraordinary loss on early extinguishment of debt decreased due to a decrease in total revenues combined with an increase in total expenses.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to decreased occupancy rates at Preston Creek Apartments which more than offset the slight increase in occupancy at Lakeside Place Apartments and the increase in the average rental rate at Preston Creek Apartments. Other income increased due to increases in ancillary services at both properties.

Total expenses increased due to increases in operating, depreciation and interest expenses partially offset by a decrease in general and administrative expenses. Operating expenses increased due to increases in utilities at both properties, particularly in the cost of natural gas, as well as an increase in salaries and related benefits. Depreciation expense increased as a result of property improvements and replacements placed into service at each of the Partnership's properties during the past twelve months. Interest expense increased as a result of the refinancing of the mortgage encumbering Lakeside Place Apartments as discussed previously.

General and administrative expenses decreased primarily due to a decrease in Partnership management fees paid to the Managing General Partner. Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No distributions were made during the three months ended March 31, 2001, however, distributions from operations of approximately $1,082,000 were declared during the three months ended March 31, 2000.

Included in general and administrative expenses at both March 31, 2001 and 2000, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 2001, the Registrant had cash and cash equivalents of approximately $672,000 as compared to approximately $4,943,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased by approximately $445,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $420,000 of cash used in investing activities and approximately $124,000 of cash used in financing activities which was partially offset by approximately $99,000 of cash provided by operating activities. Cash used in investing activities consisted of capital improvements and replacements and net deposits to escrow accounts maintained by the mortgage lenders. Cash used in financing activities consisted of principal payments on the note encumbering Lakeside Place Apartments. The Registrant invests its working capital reserves in interest-bearing accounts.

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

Lakeside Place Apartments

Approximately $202,000 has been budgeted for capital improvements at Lakeside Place Apartments for the year 2001 consisting primarily of floor covering replacements. During the three month period ended March 31, 2001, the Partnership completed approximately $203,000 of capital improvements at Lakeside Place Apartments consisting primarily of structural improvements, floor covering replacements and appliances. In addition, approximately $231,000 was capitalized during the three months ended March 31, 2001, associated with the repairs of the ten units damaged by fire in November 2000. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

Approximately $63,000 has been budgeted for capital improvements at Preston Creek Apartments for the year 2001 consisting primarily of floor covering replacements and appliance replacements. During the three month period ended March 31, 2001, the Partnership completed approximately $45,000 of capital improvements at Preston Creek Apartments consisting primarily of floor covering replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

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

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place Apartments of approximately $23,219,000 is being amortized through its maturity of March 2020. The interest-only mortgage encumbering Preston Creek Apartments has a balloon payment of $4,500,000 due in November 2003. The Managing General Partner will attempt to refinance such indebtedness and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such properties through foreclosure.

No distributions were made to the partners during the three months ended March 31, 2001. Subsequent to March 31, 2001, the Partnership declared a distribution from operations of approximately $45,000 (approximately $44,000 to the limited partners or $0.49 per limited partnership unit). During the three months ended March 31, 2000, the Partnership declared a distribution of approximately $9,480,000 (approximately $9,290,000 to the limited partners or $103.24 per limited partnership unit) consisting of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinance proceeds from Lakeside Place and approximately $1,082,000 (approximately $1,060,000 to the limited partners or $11.78 per limited partnership unit) from operations. Additionally, the Partnership paid a distribution from operations of approximately $531,000 (approximately $520,000 to the limited partners or $4.90 per limited partnership unit) in January 2000 which was declared and accrued in December 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 57,192.84 limited partnership units in the Partnership representing 63.56% of the outstanding units at March 31, 2001. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.56% of the outstanding units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the limited partnership units, is required to vote its
Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unit holders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates right to vote each Unit acquired.


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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The Managing General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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