Form 10QSB
period 2001-06-30
CENTURY PROPERTIES FUND XV
filed 2001-08-07
CIK 314690

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

                    For the quarterly period ended June 30, 2001


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
                          (in thousands, except unit data)

                                  June 30, 2001



Assets
   Cash and cash equivalents                                                 $  990
   Receivables and deposits                                                     119
   Restricted escrows                                                           139
   Other assets                                                                 446
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  37,175
                                                               42,941
      Less accumulated depreciation                           (23,547)       19,394
                                                                           $ 21,088
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 21
   Tenant security deposit liabilities                                          111
   Accrued property taxes                                                       469
   Other liabilities                                                            661
   Mortgage notes payable                                                    27,593

Partners' Deficit
   General partners                                          $ (1,392)
   Limited partners (89,980 units issued and
      outstanding)                                             (6,375)       (7,767)
                                                                           $ 21,088



            See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                       Three Months Ended           Six Months Ended
                                            June 30,                    June 30,
                                       2001          2000          2001          2000
Revenues:
  Rental income                       $ 1,923      $ 1,882       $ 3,761        $ 3,778
  Other income                            110          134           231            219
     Total revenues                     2,033        2,016         3,992          3,997

Expenses:
  Operating                               750          665         1,363          1,234
  General and administrative               87           98           174            284
  Depreciation                            404          368           805            730
  Interest                                576          586         1,155          1,094
  Property taxes                          242          226           477            470
     Total expenses                     2,059        1,943         3,974          3,812

(Loss) income before
  extraordinary loss on early
  extinguishment of debt                  (26)          73            18            185
Extraordinary loss on early
  extinguishment of debt (Note C)          --           --            --           (474)

Net (loss) income                     $ (26)         $ 73          $ 18         $ (289)

Net (loss) income allocated
  to general partners (2%)             $ (1)         $ 1           $ --          $ (6)
Net (loss) income allocated
  to limited partners (98%)               (25)          72            18           (283)

                                       $ (26)        $ 73          $ 18         $ (289)
Per limited partnership unit:
  (Loss) income before
   extraordinary loss                $ (0.28)       $ 0.80        $ 0.20        $ 2.02
  Extraordinary loss                      --            --            --          (5.17)

 Net (loss) income                   $ (0.28)       $ 0.80        $ 0.20        $ (3.15)

Distributions per limited
  partnership unit                    $ 0.49        $ 2.05        $ 0.49        $105.30

            See Accompanying Notes to Consolidated Financial Statements


c)

                             CENTURY PROPERTIES FUND XV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                          (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980      $89,980

Partners' deficit at
   December 31, 2000                  89,980     $(1,391)     $(6,349)     $(7,740)

Distribution to partners                  --          (1)         (44)         (45)

Net income for the six months
   ended June 30, 2001                    --          --           18           18

Partners' deficit at
   June 30, 2001                      89,980     $(1,392)     $(6,375)     $(7,767)

            See Accompanying Notes to Consolidated Financial Statements

d)

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                               $ 18       $ (289)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                    805         730
     Amortization of loan costs                                       20          25
     Extraordinary loss on early extinguishment of debt               --         474
     Change in accounts:
      Receivables and deposits                                       156         561
      Other assets                                                   (80)        (32)
      Accounts payable                                               (65)         74
      Tenant security deposit liabilities                             16           6
      Accrued property taxes                                        (388)       (351)
      Other liabilities                                               83           5
        Net cash provided by operating activities                    565       1,203

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows              148        (283)
  Property improvements and replacements                            (728)       (264)
  Insurance proceeds                                                 183          --
        Net cash used in investing activities                       (397)       (547)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (250)       (117)
  Repayment of mortgage note payable                                  --     (14,249)
  Proceeds from mortgage note payable                                 --      23,700
  Debt extinguishment costs                                           --        (411)
  Loan costs paid                                                     --        (254)
  Distributions to partners                                          (45)    (10,199)
        Net cash used in financing activities                       (295)     (1,530)

Net decrease in cash and cash equivalents                           (127)       (874)

Cash and cash equivalents at beginning of period                   1,117       1,727
Cash and cash equivalents at end of period                       $ 990        $ 853

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,134       $ 907

At December 31, 2000, approximately $71,000 of property improvements and replacements were included in accounts payable.

            See Accompanying Notes to Consolidated Financial Statements

e)

                           CENTURY PROPERTIES FUND XV
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Principles of Consolidation

The Partnership's financial statements include the accounts of Century Lakeside Place, L.P., a limited partnership in which the Partnership owns a 99% limited partnership interest. The Partnership has the ability to control the major operating and financial policies of the partnership. All interpartnership transactions have been eliminated.

Segment Reporting

Statement of Financial Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and required that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of the Managing General Partner were incurred during the six months ended June 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $204      $199
 Reimbursement for services of affiliates (included in
   general and administrative expenses and investment
   properties)                                                      92        83
 Partnership management fee (included in general and
   administrative expense)                                           5       141

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $204,000 and $199,000 for the six months ended June 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $92,000 and $83,000 for the six months ended June 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Partnership management fees of approximately $5,000 and $141,000 were earned during the six month period ended June 30, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 57,345.84 limited partnership units (the "Units") in the Partnership representing 63.73% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.73% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

Note C - Extraordinary Loss on Early Extinguishment of Debt

The Partnership refinanced the mortgage encumbering Lakeside Place Apartments on February 4, 2000. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage of $23,700,000. The mortgage was refinanced at an interest rate of 8.34% compared to the previous interest rate of 9.60%. Monthly installments of principal and interest of approximately $203,000 commenced on April 1, 2001 and will end on March 1, 2020 at which time the mortgage will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $254,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt in the amount of approximately $474,000, consisting of a prepayment penalty and the write-off of unamortized loan costs on the previous mortgage.

Note D - Distributions

During the six months ended June 30, 2001, the Partnership declared and paid a distribution from operations of approximately $45,000 (approximately $44,000 to the limited partners or $0.49 per limited partnership unit). Subsequent to June 30, 2001, the Partnership declared a distribution from operations of approximately $644,000 (approximately $631,000 to the limited partners or $7.01 per limited partnership unit). During the six months ended June 30, 2000, the Partnership declared distributions of approximately $9,668,000 (approximately $9,475,000 to the limited partners or $105.30 per limited partnership unit) consisting of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinancing proceeds from Lakeside Place and approximately $1,270,000 (approximately $1,245,000 to the limited partners or $13.84 per limited partnership unit) from operations. At December 31, 1999, a distribution payable of approximately $531,000 (approximately $520,000 to limited partners or $5.78 per limited partnership unit) was accrued and subsequently paid in January 2000.

Note E - Casualty Event

In November 2000, Lakeside Place Apartments had a fire, which damaged ten apartment units. As of June 30, 2001, the Partnership has spent approximately $270,000 in repairs of the ten units. Negotiations concerning this casualty are ongoing with the insurance carrier. Insurance proceeds of approximately $183,000 have been received as of June 30, 2001. The financial statement impact cannot be practicably determined at this time. The Partnership does not expect to recognize a loss as a result of this event.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2001 and 2000:

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

Results of Operations

The Partnership's net income for the six months ended June 30, 2001 was approximately $18,000 as compared to a net loss of approximately $289,000 for the six months ended June 30, 2000. The increase in net income is primarily due to the recognition of an extraordinary loss on the early extinguishment of debt during the six months ended June 30, 2000.

Income before the extraordinary loss on early extinguishment of debt for the six months ended June 30, 2001, was approximately $18,000 compared to approximately $185,000 for the corresponding period in 2000. Income before the extraordinary loss on early extinguishment of debt decreased due to an increase in total expenses and a slight decrease in total revenues.

Total expenses increased due to increases in operating, depreciation and interest expenses offset partially by a decrease in general and administrative expenses. Operating expense increased due to increases in utilities at both properties, particularly in the cost of natural gas and increased insurance expense at Lakeside Place. Depreciation expense increased as a result of property improvements and replacements placed into service at each of the Partnership's properties during the past twelve months. Interest expense increased as a result of the refinancing of the mortgage encumbering Lakeside Place Apartments as discussed below. General and administrative expenses decreased primarily due to a decrease in Partnership management fees paid to the Managing General Partner. Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Distributions from operations of approximately $45,000 were made during the six months ended June 30, 2001 while distributions from operations of approximately $1,270,000 were made during the corresponding period in 2000.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to decreased occupancy rates at Preston Creek Apartments which more than offset the slight increase in occupancy at Lakeside Place Apartments and the increase in the average rental rates at both of the Partnership's properties. Other income increased due to increases in ancillary services primarily at Lakeside Place.

The Partnership's net loss for the three months ended June 30, 2001 was approximately $26,000 as compared to net income of approximately $73,000 for the three months ended June 30, 2000. The decrease in net income is primarily due to an increase in total expenses offset by a slight increase in total revenues. The increase in total expense was due to an increase in operating and depreciation expenses partially offset by a decrease in interest and general and administrative expenses. Operating expense increased due to an increase in the cost of utilities, especially natural gas, at both properties. The increase in depreciation expense was due to property improvements and replacements placed into service at each of the Partnership's properties during the past twelve months. Interest expense decreased due to normal payments on the mortgages encumbering the Registrant's investment properties. The mortgage encumbering Lakeside Place is being amortized over 20 years with a maturity date of March 2020. The mortgage encumbering Preston Creek is interest only with a maturity date of November 2003 at which time a balloon payment of $4,500,000 is due. General and administrative expenses decreased primarily due to a decrease in Partnership management fees paid to the Managing General partner. Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Distributions from operations of approximately $45,000 were made during the three months ended June 30, 2001 while distributions from operations of approximately $188,000 were made during the corresponding period in 2000.

Total revenues increased due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in the average rental rates at both properties and a slight increase in occupancy at Lakeside Place which more than offset a decrease in occupancy at Preston Creek. Other income decreased due to a decrease in interest income.

Included in general and administrative expenses are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2001, the Registrant had cash and cash equivalents of approximately $990,000 as compared to approximately $853,000 at June 30, 2000. For the six months ended June 30, 2001, cash and cash equivalents decreased by approximately $127,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $397,000 and $295,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $565,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders and insurance proceeds from a casualty at Lakeside Place Apartments. Cash used in financing activities consisted of principal payments on the note encumbering Lakeside Place and distributions to the partners. The Registrant invests its working capital reserves in interest bearing accounts.

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

Lakeside Place Apartments

Approximately $230,000 has been budgeted for capital improvements at Lakeside Place Apartments for the year 2001 consisting primarily of floor covering replacements. During the six month period ended June 30, 2001, the Partnership completed approximately $297,000 of capital improvements at Lakeside Place Apartments consisting primarily of structural improvements, floor covering replacements and appliances. In addition, approximately $270,000 was capitalized during the six months ended June 30, 2001, associated with the repairs of the ten units damaged by fire in November 2000. These improvements were funded from operations, replacements reserves and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

Approximately $100,000 has been budgeted for capital improvements at Preston Creek Apartments for the year 2001 consisting primarily of floor covering and appliance replacements. During the six month period ended June 30, 2001, the Partnership completed approximately $90,000 of capital improvements at Preston Creek Apartments consisting primarily of appliance and floor covering replacements and interior decoration. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership refinanced the mortgage encumbering Lakeside Place Apartments on February 4, 2000. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage of $23,700,000. The mortgage was refinanced at an interest rate of 8.34% compared to the previous interest rate of 9.60%. Monthly installments of principal and interest of approximately $203,000 commenced on April 1, 2001 and will end on March 1, 2020 at which time the mortgage will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $254,000. The Partnership recognized an extraordinary loss on the early extinguishment of debt in the amount of approximately $474,000 which consisted of a prepayment penalty and the write-off of unamortized loan costs on the previous mortgage.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The Managing General Partner will attempt to refinance the Preston Creek indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing Preston Creek through foreclosure.

During the six months ended June 30, 2001, the Partnership declared and paid a distribution from operations of approximately $45,000 (approximately $44,000 to the limited partners or $0.49 per limited partnership unit). Subsequent to June 30, 2001, the Partnership declared a distribution from operations of approximately $644,000 (approximately $631,000 to the limited partners or $7.01 per limited partnership unit). During the six months ended June 30, 2000, the Partnership declared distributions of approximately $9,668,000 (approximately $9,475,000 to the limited partners or $105.30 per limited partnership unit) consisting of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinance proceeds from Lakeside Place and approximately $1,270,000 (approximately $1,245,000 to the limited partners or $13.84 per limited partnership unit) from operations. At December 31, 1999, a distribution payable of approximately $531,000 (approximately $520,000 to limited partners or $5.78 per limited partnership unit) was accrued and subsequently paid in January 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 57,345.84 limited partnership units (the "Units") in the Partnership representing 63.73% of the outstanding Units at June 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.73% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. Plaintiffs have until August 16, 2001 to file a fourth amended complaint. The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2001.

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