Form 10QSB
period 2001-09-30
CENTURY PROPERTIES FUND XV
filed 2001-11-08
CIK 314690

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

              For the quarterly period ended September 30, 2001


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
                       (in thousands, except unit data)

                               September 30, 2001


Assets
   Cash and cash equivalents                                                 $ 486
   Receivables and deposits                                                     202
   Restricted escrows                                                           131
   Other assets                                                                 391
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  37,305
                                                               43,071
      Less accumulated depreciation                           (23,806)       19,265
                                                                           $ 20,475
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 89
   Tenant security deposit liabilities                                          122
   Accrued property taxes                                                       692
   Other liabilities                                                            411
   Mortgage notes payable                                                    27,463

Partners' Deficit
   General partners                                          $ (1,402)
   Limited partners (89,980 units issued and
      outstanding)                                             (6,900)       (8,302)
                                                                           $ 20,475



         See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                        Three Months Ended           Nine Months Ended
                                           September 30,               September 30,
                                        2001          2000          2001          2000
Revenues:
  Rental income                        $ 1,953       $ 1,889       $ 5,714       $ 5,667
  Other income                             126           123           357           342
  Casualty gain                            119            --           119            --
     Total revenues                      2,198         2,012         6,190         6,009

Expenses:
  Operating                                745           636         2,108         1,870
  General and administrative               159            77           333           361
  Depreciation                             387           377         1,192         1,107
  Interest                                 574           584         1,729         1,678
  Property taxes                           224           207           701           677
     Total expenses                      2,089         1,881         6,063         5,693

Income before extraordinary loss           109           131           127           316
Extraordinary loss on early
  extinguishment of debt                    --            --            --          (474)

Net income (loss)                       $ 109         $ 131         $ 127        $ (158)

Net income (loss) allocated
  to general partners (2%)               $ 3           $ 3           $ 3          $ (3)
Net income (loss) allocated
  to limited partners (98%)                106           128           124          (155)

                                        $ 109         $ 131         $ 127        $ (158)
Per limited partnership unit:
  Income before extraordinary
   loss                                $ 1.18        $ 1.42        $ 1.38        $ 3.45
  Extraordinary loss                        --            --            --         (5.17)

 Net income (loss)                     $ 1.18        $ 1.42        $ 1.38        $ (1.72)

Distributions per limited
  partnership unit                     $ 7.01         $ --         $ 7.50        $105.30

         See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980      $89,980

Partners' deficit at
   December 31, 2000                  89,980     $(1,391)     $(6,349)     $(7,740)

Distributions to partners                 --         (14)        (675)        (689)

Net income for the nine months
   ended September 30, 2001               --           3          124          127

Partners' deficit at
   September 30, 2001                 89,980     $(1,402)     $(6,900)     $(8,302)

         See Accompanying Notes to Consolidated Financial Statements


d)
                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2001        2000
Cash flows from operating activities:
  Net income (loss)                                              $ 127       $ (158)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation                                                  1,192       1,107
     Amortization of loan costs                                       35          35
     Casualty gain                                                  (119)         --
     Extraordinary loss on early extinguishment of debt               --         474
     Change in accounts:
      Receivables and deposits                                        73         357
      Other assets                                                   (40)        (41)
      Accounts payable                                                 3          57
      Tenant security deposit liabilities                             27          23
      Accrued property taxes                                        (165)       (144)
      Other liabilities                                               16           2
        Net cash provided by operating activities                  1,149       1,712

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows              156        (171)
  Property improvements and replacements                          (1,051)       (597)
  Insurance proceeds received                                        184          --
        Net cash used in investing activities                       (711)       (768)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (380)       (235)
  Repayment of mortgage note payable                                  --     (14,249)
  Proceeds from mortgage note payable                                 --      23,700
  Debt extinguishment costs                                           --        (411)
  Loan costs paid                                                     --        (254)
  Distributions to partners                                         (689)    (10,199)
        Net cash used in financing activities                     (1,069)     (1,648)

Net decrease in cash and cash equivalents                           (631)       (704)

Cash and cash equivalents at beginning of period                   1,117       1,727
Cash and cash equivalents at end of period                       $ 486       $ 1,023

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,697      $ 1,480

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

         See Accompanying Notes to Consolidated Financial Statements


e)

                           CENTURY PROPERTIES FUND XV
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended
December 31, 2000. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

The following transactions with affiliates of the Managing General Partner were incurred during the nine months ended September 30, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $308      $301
 Reimbursement for services of affiliates (included in
   general and administrative expenses and investment
   properties)                                                     133       138
 Partnership management fee (included in general and
   administrative expense)                                          77       141

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $308,000 and $301,000 for the nine months ended September 30, 2001 and 2000, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $133,000 and $138,000 for the nine months ended September 30, 2001 and 2000, respectively.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Partnership management fees of approximately $77,000 and $141,000 were earned during the nine month period ended September 30, 2001 and 2000, respectively.

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

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 57,345.84 limited partnership units (the "Units") in the Partnership representing 63.73% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.73% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

Note C - Extraordinary Loss on Early Extinguishment of Debt

The Partnership refinanced the mortgage encumbering Lakeside Place Apartments on February 4, 2000. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage of $23,700,000. The mortgage was refinanced at an interest rate of 8.34% compared to the previous interest rate of 9.60%. Monthly installments of principal and interest are due monthly until March 1, 2020 at which time the mortgage will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $254,000 through September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt in the amount of approximately $474,000, consisting of a prepayment penalty and the write-off of unamortized loan costs on the previous mortgage.

Note D - Distributions

During the nine months ended September 30, 2001, the Partnership declared and paid distributions from operations of approximately $689,000 (approximately $675,000 to the limited partners or $7.50 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership declared distributions of approximately $9,668,000 (approximately $9,475,000 to the limited partners or $105.30 per limited partnership unit) consisting of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinancing proceeds from Lakeside Place and approximately $1,270,000 (approximately $1,245,000 to the limited partners or $13.84 per limited partnership unit) from operations. At December 31, 1999, a distribution payable of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) was accrued and subsequently paid in January 2000.

Note E - Casualty Gain

During the nine months ended September 30, 2001, a casualty gain of approximately $119,000 was recorded at Lakeside Place Apartments. The casualty gain related to a fire which damaged ten apartment units in November of 2000. The gain was a result of the receipt of insurance proceeds of approximately $184,000 offset by approximately $65,000 of undepreciated property improvements and replacements being written off.

Note F - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2001 and 2000:

                                                   Average Occupancy
      Property                                      2001       2000

      Lakeside Place Apartments                     93%        92%
        Houston, Texas
      Preston Creek Apartments (1)                  88%        94%
        Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to eviction of undesirable tenants and an increase in market competition.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2001 was approximately $127,000 compared to a net loss of approximately $158,000 for the nine months ended September 30, 2000. The increase in net income is primarily due to the recognition of an extraordinary loss on the early extinguishment of debt (see "Liquidity and Capital Resources" for further discussion) during the nine months ended September 30, 2000, and the recognition of a casualty gain at Lakeside Apartments during the nine months ended September 30, 2001.

During the nine months ended September 30, 2001, a casualty gain of approximately $119,000 was recorded at Lakeside Place Apartments. The casualty gain related to a fire which damaged ten apartment units in November of 2000. The gain was a result of the receipt of insurance proceeds of approximately $184,000 offset by approximately $65,000 of undepreciated property improvements and replacements being written off.

Income before the extraordinary loss on early extinguishment of debt for the nine months ended September 30, 2001, was approximately $127,000 compared to approximately $316,000 for the corresponding period in 2000. Income before the extraordinary loss on early extinguishment of debt decreased due to an increase in total expenses partially offset by an increase in total revenues.

The Partnership's net income for the three months ended September 30, 2001 was approximately $109,000 compared to net income of approximately $131,000 for the three months ended September 30, 2000. The decrease in net income is primarily due to an increase in total expenses offset partially by an increase in total revenues.

Total revenues increased due to an increase in rental and other income. Rental income increased due to an increase in the average rental rates at both of the Partnership's investment properties and a slight increase in occupancy at Lakeside Place Apartments partially offset by a decrease in occupancy at Preston Creek Apartments. Other income increased due to an increase in tenant reimbursements at Lakeside Place Apartments offset by a decrease in interest income due to lower average cash balances held in interest bearing accounts.

Total expenses for the three and nine months ended September 30, 2001 increased due to increases in operating, depreciation, and property tax expenses. Interest expense also increased for the nine months ended September 30, 2001. These increases were partially offset by a decrease in general and administrative expenses for the nine months ended September 30, 2001 while general and administrative expenses increased for the three months ended September 30, 2001. Operating expense increased due to increases in utilities at both properties, particularly the cost of natural gas, and increased insurance expense at Lakeside Place. Depreciation expense increased as a result of property improvements and replacements placed into service at each of the Partnership's properties during the past twelve months which are now being depreciated. Interest expense increased as a result of the refinancing of the mortgage encumbering Lakeside Place Apartments. Property tax expense increased due to an increase in the assessed value at Preston Creek Apartments. General and administrative expenses decreased for the nine months ended September 30, 2001 and increased for the three months ended September 30, 2001 primarily due to the timing of the Partnership management fees paid to the Managing General Partner. Pursuant to the Partnership Agreement, the Managing General Partner is entitled to receive a fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Distributions from operations of approximately $644,000 and $689,000 were made during the three and nine months ended September 30, 2001, respectively, while distributions from operations of zero and approximately $1,270,000 were made during the corresponding periods in 2000.

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

Liquidity and Capital Resources

At September 30, 2001, the Registrant had cash and cash equivalents of approximately $486,000 as compared to approximately $1,023,000 at September 30, 2000. Cash and cash equivalents decreased approximately $631,000 since December 31, 2000 due to approximately $711,000 and $1,069,000 of cash used in investing and financing activities, respectively, which was partially offset by approximately $1,149,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders and insurance proceeds from a casualty at Lakeside Place Apartments. Cash used in financing activities consisted of principal payments on the note encumbering Lakeside Place and distributions to the partners. The Registrant invests its working capital reserves in interest bearing accounts.

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

Lakeside Place Apartments

Approximately $202,000 has been budgeted for capital improvements at Lakeside Place Apartments for the year 2001 consisting primarily of floor covering replacements. During the nine month period ended September 30, 2001, the Partnership completed approximately $579,000 of budgeted and unbudgeted capital improvements at Lakeside Place Apartments consisting primarily of structural improvements, roof replacement, floor covering replacements and appliances. In addition, approximately $270,000 was capitalized during the nine months ended September 30, 2001, associated with the repairs of the ten units damaged by fire in November 2000. These improvements were funded from operations, replacements reserves and insurance proceeds. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

Approximately $246,000 has been budgeted for capital improvements at Preston Creek Apartments for the year 2001 consisting primarily of floor covering and appliance replacements. During the nine month period ended September 30, 2001, the Partnership completed approximately $131,000 of capital improvements at Preston Creek Apartments consisting primarily of appliance and floor covering replacements and interior decoration. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership refinanced the mortgage encumbering Lakeside Place Apartments on February 4, 2000. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage of $23,700,000. The mortgage was refinanced at an interest rate of 8.34% compared to the previous interest rate of 9.60%. Monthly installments of principal and interest are due monthly until March 1, 2020 at which time the mortgage will be fully amortized. Capitalized loan costs incurred for the refinancing were approximately $254,000 through September 30, 2000. The Partnership recognized an extraordinary loss on the early extinguishment of debt in the amount of approximately $474,000 which consisted of a prepayment penalty and the write-off of unamortized loan costs on the previous mortgage.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage encumbering Preston Creek Apartments of $4,500,000 is due in November 2003 at which time a balloon payment of $4,500,000 is due. The Managing General Partner will attempt to refinance the Preston Creek indebtedness and/or sell the property prior to its maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing Preston Creek through foreclosure.

During the nine months ended September 30, 2001, the Partnership declared and paid a distributions from operations of approximately $689,000 (approximately $675,000 to the limited partners or $7.50 per limited partnership unit). During the nine months ended September 30, 2000, the Partnership declared distributions of approximately $9,668,000 (approximately $9,475,000 to the limited partners or $105.30 per limited partnership unit) consisting of approximately $8,398,000 (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit) of refinancing proceeds from Lakeside Place and approximately $1,270,000 (approximately $1,245,000 to the limited partners or $13.84 per limited partnership unit) from operations. At December 31, 1999, a distribution payable of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) was accrued and subsequently paid in January 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 57,345.84 limited partnership units (the "Units") in the Partnership representing 63.73% of the outstanding Units at September 30, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.73% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which, together with a demurrer filed by other defendants, is currently scheduled to be heard on November 15, 2001. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. The matters are currently scheduled to be heard on November 15, 2001.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2001.

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