Form 10KSB
period 2001-12-31
CENTURY PROPERTIES FUND XV
filed 2002-03-25
CIK 314690

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $8,491,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.     Description of Business

Century Properties Fund XV (the "Partnership" or the "Registrant") was organized in May 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporation Code. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The partnership agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date.

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-66459), was declared effective by the Securities and Exchange Commission on May 1, 1980. The Partnership marketed its securities pursuant to its Prospectus dated May 1, 1980, as revised on May 29, 1980, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933. Beginning in July 1980 through April 1981, the Partnership offered $90,000,000 in Limited Partnership units and sold units having an initial cost of $89,980,000. The Managing General Partner purchased 100 limited partnership units for a 4% interest in the Partnership. See "Part III, Item 11." for information relating to the Managing General Partner's and its affiliates' current ownership interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

The net proceeds of the offering were used to acquire 17 income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in June 1982, and since then the principal activity of the Partnership has been holding for investment and ultimately selling its income-producing real estate properties. In the period from 1986 through January 1992, six office buildings, three apartment buildings, and one shopping center were sold or otherwise disposed. The Partnership sold two of its properties in 1995 and an office building in the first quarter of 1996. The remaining commercial property was sold in January 1997 and an apartment building was sold in the third quarter of 1997. As a result of these sales, the Partnership currently retains an ownership in two properties which are located in Houston and Dallas, Texas. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties.

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services to the Partnership's investment properties (see "Item 7., Note D" for information regarding fees paid to such affiliates for these services).

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

Item 2.     Description of Properties

The following table sets forth the Partnership's investment properties:

                                 Date of
Property                         Purchase       Type of Ownership         Use

Lakeside Place Apartments          12/80    Fee ownership subject      Apartment
  Houston, Texas                            to first mortgage (1)      734 units

Preston Creek Apartments           08/81    Fee ownership subject      Apartment
  Dallas, Texas                             to first mortgage          228 units

(1) Property is held by a Limited Partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Registrant's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                           Gross
                          Carrying    Accumulated                         Federal
Property                   Value      Depreciation    Rate    Method     Tax Basis
                              (in thousands)                           (in thousands)

Lakeside Place            $33,215       $19,243     5-30 yrs    SL        $14,262
Preston Creek              10,010         4,958     5-30 yrs    SL          2,872

                          $43,225       $24,201                           $17,134

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Registrant's properties.

                        Principal                                        Principal
                        Balance At                                        Balance
                       December 31,  Interest    Period    Maturity        Due At
      Property             2001        Rate    Amortized     Date       Maturity (1)
                           (in thousands)                              (in thousands)

Lakeside Place           $22,831       8.34%    20 years   03/01/20         $ --
Preston Creek              5,525       6.65%    20 years   01/01/22           --

                         $28,356                                            $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

On December 14, 2001, the Partnership refinanced the mortgage encumbering Preston Creek Apartments. The interest rate on the new mortgage is 6.65% compared to 7.33% on the old mortgage. The refinancing replaced indebtedness of approximately $4,500,000 with a new mortgage in the amount of $5,525,000. Payments of principal and interest are due monthly until the loan matures in January 2022, at which time the loan is scheduled to be fully amortized. The Partnership recognized a loss on the early extinguishment of debt during 2001 of approximately $146,000 consisting of the write-off of unamortized loan costs and a prepayment penalty of approximately $105,000.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for each property:

                                Average Annual                 Average Annual
                                 Rental Rates                     Occupancy
                                  (per unit)
 Property                    2001             2000           2001          2000

 Lakeside Place             $8,907           $8,771           94%           92%
 Preston Creek               8,808            8,824           89%           94%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2001 for each property were:

                                    2001             2001
                                   Billing           Rate
                               (in thousands)

Lakeside Place                      $ 692            2.96%
Preston Creek                         218            2.73%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $990,000 in capital expenditures at Lakeside Place Apartments during the year ended December 31, 2001, consisting primarily of floor covering, air conditioning, plumbing fixture, appliance and roof replacements, parking lot enhancements, structural and building improvements and major landscaping. These improvements were funded from operations, insurance proceeds and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $220,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $144,000 in capital expenditures at Preston Creek Apartments during the year ended December 31, 2001, consisting primarily of floor covering, air conditioning and appliance replacements and interior decoration. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $68,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2001.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units aggregating $89,980,000. As of December 31, 2001, the Partnership had 89,980 units outstanding held by 3,397 limited partners of record. Affiliates of the Managing General Partner owned 57,431.84 units or 63.83% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2001 and 2000 (see "Item 6. Management's Discussion and Analysis or Plan or Operation"):

                                                 Distributions
                                                            Per Limited
                                        Aggregate         Partnership Unit
                                      (in thousands)

       01/01/01 - 12/31/01             $ 1,725 (1)             $ 18.64
       01/01/00 - 12/31/00               9,939 (2)              108.24

(1) Consists of approximately $1,053,000 of cash from operations and $672,000 of cash from the proceeds of the refinancing of the mortgage encumbering Preston Creek.

(2)   Consists  of   approximately   $1,541,000  of  cash  from  operations  and
      approximately $8,398,000 of cash from proceeds of the refinancing of the mortgage encumbering Lakeside Place.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $112,000 and $230,000 was paid during the years ended December 31, 2001 and 2000, respectively. Of the amount paid during 2000, approximately $59,000 related to a distribution which was declared in December 1999 and accrued at December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 57,431.84 limited partnership units (the "Units") in the Partnership representing 63.83% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

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

Results of Operations

The Partnership realized net income of approximately $270,000 for the year ended December 31, 2001 compared to a net loss of approximately $200,000 for the year ended December 31, 2000. The primary reasons for the fluctuation in net income for the year ended December 31, 2001 compared to the year ended December 31, 2000 was an extraordinary loss on the early extinguishment of debt of approximately $474,000 related to the refinancing of the mortgage encumbering Lakeside Place Apartments in 2000, offset partially by an extraordinary loss on the early extinguishment of debt of approximately $146,000 related to the refinancing of the mortgage encumbering Preston Creek Apartments in 2001, as discussed in "Capital Resources and Liquidity".

The Partnership realized income before extraordinary items of approximately $416,000 and $274,000 for the years ended December 31, 2001 and 2000, respectively. The increase in income before extraordinary items is attributable to an increase in total revenues, partially offset by an increase in total expenses.

Total revenues increased due to an increase in rental and other income and a casualty gain at Lakeside Place Apartments. The increase in rental income was the result of an increase in the average rental rates and occupancy at Lakeside Place Apartments offset by a decrease in the average rental rates and occupancy at Preston Creek Apartments. In addition, Lakeside Place had decreases in bad debt expense and concessions during 2001. Other income increased due to an increase in utility reimbursements and late charges at Lakeside Place Apartments.

During the year ended December 31, 2001, a casualty gain of approximately $317,000 was recorded at Lakeside Place Apartments. The casualty gain related to a fire which damaged ten apartment units in November 2000. The gain was a result of the receipt of insurance proceeds of approximately $382,000 offset by approximately $65,000 of undepreciated property improvements and replacements being written off.

The increase in total expenses is due to increases in operating, depreciation, interest and property tax expenses. Operating expense increased due to an increase in salaries and related employee benefits and utilities expense, especially natural gas, at Lakeside Place Apartments and increased insurance costs at both of the properties. Depreciation expense increased as a result of property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to the refinancing of the mortgage encumbering Lakeside Place Apartments in February 2000 which resulted in a higher average debt balance for all of 2001 and, to a lesser extent, the refinancing of the mortgage encumbering Preston Creek Apartments in December 2001. Property tax expense increased due to an increase in the assessed values and the applicable tax rate at both of the Partnership's properties.

Included in general and administrative expenses for the years ended December 31, 2001 and 2000 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. In addition to the reimbursements, Partnership fees associated with non-accountable reimbursements allowed with distributions are included in general and administrative expenses. Finally, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $205,000 compared to approximately $1,117,000 at December 31, 2000, a decrease of approximately $912,000. The decrease is due to approximately $1,559,000 and $711,000 of cash used in financing and investing activities, respectively, which was partially offset by approximately $1,358,000 of cash provided by operating activities. Cash used in financing activities consisted of the repayment of the mortgage encumbering Preston Creek Apartments, principal payments made on the mortgage encumbering Lakeside Place Apartments, debt extinguishment costs, loan costs paid and distributions to the partners partially offset by proceeds from the refinancing of the mortgage encumbering Preston Creek Apartments. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders and insurance proceeds from the casualty at Lakeside Place Apartments. The Partnership invests its working capital reserves in interest bearing accounts.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be approximately $300 per unit or a total of approximately $288,000 in capital improvements for both of the Partnership's properties in 2002. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

On December 14, 2001, the Partnership refinanced the mortgage encumbering Preston Creek Apartments. The interest rate on the new mortgage is 6.65% compared to 7.33% on the old mortgage. The refinancing replaced indebtedness of approximately $4,500,000 with a new mortgage in the amount of $5,525,000. Payments of principal and interest are due monthly until the loan matures in January 2022, at which time the loan is scheduled to be fully amortized. The Partnership recognized a loss on the early extinguishment of debt during 2001 of approximately $146,000 consisting of the write-off of unamortized loan costs and a prepayment penalty of approximately $105,000.

On February 4, 2000, the Partnership refinanced the mortgage encumbering Lakeside Place Apartments. The interest rate on the new mortgage is 8.34% compared to 9.60% on the old mortgage. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage in the amount of $23,700,000. Payments of principal and interest are due monthly until the loan matures in March 2020, at which time the loan is scheduled to be fully amortized. The Partnership recognized a loss on the early extinguishment of debt during 2000 of approximately $474,000 consisting of the write-off of unamortized loan costs and a prepayment penalty of approximately $411,000.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $28,356,000 is amortized over 20 years with maturity dates of March 2020 and January 2022.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2020. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment properties may be adversely affected.

The Partnership distributed approximately $1,725,000 (approximately $1,677,000 to the limited partners or $18.64 per limited partnership unit) during the year ended December 31, 2001. The distributions consist of approximately $672,000 (approximately $658,000 to the limited partners or $7.31 per limited partnership unit) of proceeds from the refinancing of Preston Creek Apartments and approximately $1,040,000 (approximately $1,019,000 to the limited partners or $11.33 per limited partnership unit) of cash from operations. Additionally, approximately $13,000 was distributed to the general partner of Century Lakeside Place, LP, in which the Partnership holds a 99% limited partner interest. During the year ended December 31, 2000, the Partnership paid distributions of approximately $9,939,000 (approximately $9,740,000 to the limited partners or $108.24 per limited partnership unit) consisting of approximately $1,541,000 of cash from operations (approximately $1,510,000 to the limited partners or $16.78 per limited partnership unit) and $8,398,000 of cash from proceeds of the refinancing (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit). Additionally, during January 2000, the Partnership paid a distribution of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) which was declared and accrued during the year ended December 31, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 57,431.84 limited partnership units (the "Units") in the Partnership representing 63.83% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001


Assets
   Cash and cash equivalents                                                 $   205
   Receivables and deposits                                                      513
   Restricted escrows                                                            128
   Other assets                                                                  537
   Investment properties (Notes B and E):
      Land                                                    $  5,766
      Buildings and personal property                           37,459
                                                                43,225
      Less accumulated depreciation                            (24,201)       19,024
                                                                            $ 20,407

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 175
   Tenant security deposits payable                                              125
   Accrued property taxes                                                        692
   Other liabilities                                                             254
   Mortgage notes payable (Note B)                                            28,356

Partners' Deficit
   General partners                                           $ (1,434)
   Limited partners (89,980 units
      issued and outstanding)                                   (7,761)       (9,195)
                                                                            $ 20,407

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
  Rental income                                              $ 7,665      $ 7,541
  Other income                                                   509          448
  Casualty gain (Note G)                                         317           --
      Total revenues                                           8,491        7,989

Expenses:
  Operating                                                    2,800        2,621
  General and administrative                                     449          453
  Depreciation                                                 1,587        1,498
  Interest                                                     2,320        2,259
  Property taxes                                                 919          884
      Total expenses                                           8,075        7,715

Income before extraordinary item                                 416          274
Extraordinary loss on early extinguishment of debt
  (Note B)                                                      (146)        (474)

Net income (loss)                                             $ 270       $ (200)

Net income (loss) allocated to general partners (2%)           $ 5         $ (4)
Net income (loss) allocated to limited partners (98%)            265         (196)

Net income (loss)                                             $ 270       $ (200)

Per limited partnership unit:
  Income before extraordinary item                           $ 4.54       $ 2.99
  Extraordinary loss on early extinguishment of debt           (1.59)       (5.17)

Net income (loss)                                            $ 2.95       $ (2.18)

Distributions per limited partnership unit                   $ 18.64      $108.24

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partners     Partners      Total

Original capital contributions        89,980        $ --       $89,980      $89,980

Partners' (deficit) capital
   at December 31, 1999               89,980      $(1,188)     $ 3,587      $ 2,399

Distributions to partners                 --         (199)      (9,740)      (9,939)

Net loss for the year
   ended December 31, 2000                --           (4)        (196)        (200)

Partners' deficit at
   December 31, 2000                  89,980       (1,391)      (6,349)      (7,740)

Distributions to partners                 --          (48)      (1,677)      (1,725)

Net income for the year
   ended December 31, 2001                --            5          265          270

Partners' deficit at
   December 31, 2001                  89,980      $(1,434)     $(7,761)     $(9,195)

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                               Years Ended December 31,
                                                                   2001        2000
Cash flows from operating activities:
  Net income (loss)                                               $ 270       $ (200)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                                   1,587       1,498
     Amortization of loan costs                                        45          45
     Casualty gain                                                   (317)         --
     Extraordinary loss on early extinguishment of debt               146         474
     Change in accounts:
      Receivables and deposits                                       (191)        391
      Other assets                                                      5          11
      Accounts payable                                                 89          48
      Tenant security deposits payable                                 30          30
      Accrued property taxes                                         (165)         63
      Other liabilities                                              (141)         82
               Net cash provided by operating activities            1,358       2,442

Cash flows from investing activities:
  Property improvements and replacements                           (1,205)       (825)
  Net withdrawals from (deposits to) restricted escrows               112        (162)
  Insurance proceeds received                                         382          --
               Net cash used in investing activities                 (711)       (987)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (512)       (357)
  Repayment of mortgage notes payable                              (4,500)    (14,249)
  Proceeds from refinancings                                        5,525      23,700
  Debt extinguishment costs                                          (105)       (411)
  Loan costs paid                                                    (242)       (278)
  Distributions to partners                                        (1,725)    (10,470)
         Net cash used in financing activities                     (1,559)     (2,065)

Net decrease in cash and cash equivalents                            (912)       (610)

Cash and cash equivalents at beginning of period                    1,117       1,727
Cash and cash equivalents at end of period                        $ 205       $ 1,117

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,305      $ 2,051

Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                                $ --        $ 71

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2001


Note A - Organization and Significant Accounting Policies

Organization: Century Properties Fund XV (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California to hold for investment, and ultimately sell income-producing real estate. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The directors and officers of the Managing General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership operates two apartment properties located in Texas. The Partnership was organized in May 1980. Capital contributions of $89,980,000 ($1,000 per limited partnership unit) were made by the limited partners.

Principles of Consolidation: The Partnership's financial statements include the accounts of Century Lakeside Place, LP in which the Partnership owns a 99% interest. The Partnership has the ability to control the major operating and financial policies of the partnership. All interpartnership transactions have been eliminated.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $30,264,000, which is approximately $1,908,000 greater than carrying value.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $161,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Replacement Reserve Escrow: The Partnership maintains replacement reserve escrows at each of its properties to fund replacement, refurbishment or repairs of improvements to the property pursuant to the mortgage note documents. As of December 31, 2001, the balance in these accounts is approximately $128,000, which includes interest.

Loan Costs: Loan costs of approximately $520,000, less accumulated amortization of approximately $39,000, are included in other assets and are being amortized over the life of the loans.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

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

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs of approximately $166,000 and $180,000 for the years ended December 31, 2001 and 2000, respectively, were charged to operating expense.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Managing General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal     Monthly                            Principal
                       Balance At    Payment     Stated                  Balance
                      December 31,  Including   Interest   Maturity      Due At
      Property            2001       Interest     Rate       Date       Maturity
                          (in thousands)                             (in thousands)

Lakeside Place          $22,831       $ 203      8.34%     03/01/20       $ --
Preston Creek             5,525           42     6.65%     01/01/22         --

Total                   $28,356       $ 245                               $ --

The mortgage notes payable are non-recourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective apartment properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

On December 14, 2001, the Partnership refinanced the mortgage encumbering Preston Creek Apartments. The interest rate on the new mortgage is 6.65% compared to 7.33% on the old mortgage. The refinancing replaced indebtedness of approximately $4,500,000 with a new mortgage in the amount of $5,525,000. Payments of principal and interest are due monthly until the loan matures in January 2022, at which time the loan is scheduled to be fully amortized. The Partnership recognized a loss on the early extinguishment of debt during 2001 of approximately $146,000 consisting of the write-off of unamortized loan costs and a prepayment penalty of approximately $105,000.

On February 4, 2000, the Partnership refinanced the mortgage encumbering Lakeside Place Apartments. The interest rate on the new mortgage is 8.34% compared to 9.60% on the old mortgage. The refinancing replaced indebtedness of approximately $14,249,000 with a new mortgage in the amount of $23,700,000. Payments of principal and interest are due monthly until the loan matures in March 2020, at which time the loan is scheduled to be fully amortized. The Partnership recognized a loss on the early extinguishment of debt during 2000 of approximately $474,000 consisting of the write-off of unamortized loan costs and a prepayment penalty of approximately $411,000.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2001 are as follows (in thousands):

                             2002                $   681
                             2003                    750
                             2004                    812
                             2005                    880
                             2006                    953
                          Thereafter              24,280
                                                 $28,356

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

                                                    For the years ended
                                                        December 31,
                                                     2001          2000
Net income (loss) as reported                       $ 270         $ (200)
Add (deduct):
  Depreciation differences                             190            (2)
  Unearned revenue                                     (69)            7
  Accrued expenses                                       6           (45)
  Casualty gain                                       (317)           --
  Other                                                 (7)           (6)
Federal taxable income (loss)                        $ 73         $ (246)
Federal taxable income (loss) per limited
  partnership unit                                  $ 0.80        $(2.68)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                 2001
Net liabilities as reported                    $(9,195)
   Land and buildings                            6,066
   Accumulated depreciation                     (7,956)
   Deferred sales commission                     8,008
   Syndication and distribution costs            2,314
   Other                                            59
Net liabilities - income tax method             $ (704)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were made to the Managing General Partner and affiliates during the twelve month periods ended December 31, 2001 and 2000:

                                                                2001       2000
                                                                 (in thousands)

Property management fees (included in operating expenses)       $404       $403
Reimbursement for services of affiliates (included in
  investment properties and general and administrative
  expenses)                                                      175        295
Partnership management fee (included in general and
  administrative expenses)                                       112        171

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services for the years ended December 31, 2001 and 2000. The Registrant paid to such affiliates approximately $404,000 and $403,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $175,000 and $295,000 for the years ended December 31, 2001 and 2000, respectively. Included in the amount for 2000 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $119,000. No such fees were incurred during the year ended December 31, 2001. The construction management service fees are calculated based on a percentage of certain additions to investment properties and are being depreciated over 15 years.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $112,000 and $230,000 was paid during the years ended December 31, 2001 and 2000, respectively. Of the amount paid during 2000, approximately $59,000 related to a distribution which was declared in December 1999 and accrued at December 31, 1999.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $90,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 57,431.84 limited partnership units (the "Units") in the Partnership representing 63.83% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

Note E - Real Estate and Accumulated Depreciation


                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                     Buildings      Net Costs
                                                    and Related    Capitalized
                                                      Personal    Subsequent to
     Description         Encumbrances      Land       Property     Acquisition
                        (in thousands)                            (in thousands)

Lakeside Place             $22,831       $ 3,659      $21,481        $ 8,075
Preston Creek                5,525         2,118        5,793          2,099

Total                      $28,356       $ 5,777      $27,274        $10,174


                    Gross Amount At Which
                           Carried
                     At December 31, 2001
                        (in thousands)
                          Buildings
                             and
                           Personal            Accumulated    Year of      Date    Depreciable
Description       Land     Property    Total   Depreciation Construction  Acquired Life Years

Lakeside Place   $ 3,659   $29,556    $33,215    $19,243       10/76       12/80    5-30 yrs
Preston Creek      2,107     7,903     10,010      4,958       10/79       08/81    5-30 yrs

Total            $ 5,766   $37,459    $43,225    $24,201


Reconciliation of Real Estate and Accumulated Depreciation:


                                                      December 31,
                                                  2001            2000
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $42,284          $41,388
  Property improvements                           1,134              896
  Disposal of property                             (193)              --
Balance at end of year                          $43,225          $42,284

Accumulated Depreciation
Balance at beginning of year                    $22,742          $21,244
  Additions charged to expense                    1,587            1,498
  Disposal of property                             (128)              --
Balance at end of year                          $24,201          $22,742


The aggregate cost of the real estate for Federal income tax purposes at December 31, 2001 and 2000, is $49,291,000 and $48,538,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is $32,157,000 and $30,760,000, respectively.

Note F - Distributions

The Partnership distributed approximately $1,725,000 (approximately $1,677,000 to the limited partners or $18.64 per limited partnership unit) during the year ended December 31, 2001. The distributions consist of approximately $672,000 (approximately $658,000 to the limited partners or $7.31 per limited partnership unit) of proceeds from the refinancing of Preston Creek Apartments and approximately $1,040,000 (approximately $1,019,000 to the limited partners or $11.33 per limited partnership unit) of cash from operations. Additionally, approximately $13,000 was distributed to the general partner of Century Lakeside Place, LP, in which the Partnership holds a 99% limited partner interest. During the year ended December 31, 2000, the Partnership paid distributions of approximately $9,939,000 (approximately $9,740,000 to the limited partners or $108.24 per limited partnership unit) consisting of approximately $1,541,000 of cash from operations (approximately $1,510,000 to the limited partners or $16.78 per limited partnership unit) and $8,398,000 of cash from proceeds of the refinancing (approximately $8,230,000 to the limited partners or $91.46 per limited partnership unit). Additionally, during January 2000, the Partnership paid a distribution of approximately $531,000 (approximately $520,000 to the limited partners or $5.78 per limited partnership unit) which was declared and accrued during the year ended December 31, 1999.

Note G - Casualty Event

During the year ended December 31, 2001, a casualty gain of approximately $317,000 was recorded at Lakeside Place Apartments. The casualty gain related to a fire which damaged ten apartment units in November 2000. The gain was a result of the receipt of insurance proceeds of approximately $382,000 offset by approximately $65,000 of undepreciated property improvements and replacements being written off.

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the Managing General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The Managing General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director
Martha L. Long               42    Senior Vice President and Controller

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

The executive officers and director of the Managing General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $35,000 and non-audit services (principally tax-related) of approximately $18,000.

Item 10.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2001.

       Name and Address of          Amount and nature of      Percentage
        Beneficial Owner            Beneficial Ownership       of Class

Fox Capital Management Corp.
  (an affiliate of AIMCO)                    100.00              0.11%
Insignia Properties, LP
  (an affiliate of AIMCO)                    107.00              0.12%
Riverside Drive, LLC
  (an affiliate of AIMCO)                 35,473.17             39.42%
Madison River Properties, LLC
  (an affiliate of AIMCO)                  4,222.00              4.69%
AIMCO Properties, LP
  (an affiliate of AIMCO)                 17,529.67             19.49%

Insignia Properties, LP, Riverside Drive, LLC and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222. No director or officer of the Managing General Partner owns any Units. The Managing General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

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

The following payments were made to the Managing General Partner and affiliates during the twelve month periods ended December 31, 2001 and 2000:

                                                 2001          2000
                                                   (in thousands)
Property management fees                         $404          $403
Reimbursement for services of affiliates          175           295
Partnership management fee                        112           171

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services for the years ended December 31, 2001 and 2000. The Registrant paid to such affiliates approximately $404,000 and $403,000 for the years ended December 31, 2001 and 2000, respectively.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $175,000 and $295,000 for the years ended December 31, 2001 and 2000, respectively. Included in the amount for 2000 are fees related to construction management services provided by an affiliate of the Managing General Partner of approximately $119,000. No such fees were incurred during the year ended December 31, 2001. The construction management service fees are calculated based on a percentage of certain additions to investment properties and are being depreciated over 15 years.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $112,000 and $230,000 was paid during the years ended December 31, 2001 and 2000, respectively. Of the amount paid during 2000, approximately $59,000 related to a distribution which was declared in December 1999 and accrued at December 31, 1999.

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

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $90,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the managing general partner interest in the Partnership, AIMCO and its affiliates owned 57,431.84 limited partnership units (the "Units") in the Partnership representing 63.83% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            Exhibit 10.9, Multifamily Note dated December 13, 2001, by and between the Partnership and GMAC Commercial Mortgage Corporation, a California corporation.

      (b)  Reports on Form 8-K filed during the quarter ended December 31, 2001:

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

      10.8 Multifamily Note dated February 2, 2000, by and between the Partnership and ARCS Commercial Mortgage Co., LP, for Lakeside Place Apartments. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2000.

      10.9        Multifamily  Note dated  December 13, 2001, by and between the
                  Partnership  and  GMAC  Commercial  Mortgage  Corporation,   a
                  California corporation, filed herein.

      16 Letter dated November 11, 1999 from the Registrant's former independent accountants regarding its concurrence with the statements made by the Registrant in Current Report on Form 8-K dated November 10, 1999.

                                                       FHLMC Loan No. 002738732
                                                       Preston Creek Apartments

                                MULTIFAMILY NOTE
                       (TEXAS - REVISION DATE 11-01-2000)


US $5,525,000.00                                       As of December 13, 2001


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Five Million Five Hundred Twenty-Five Thousand and 00/100 Dollars (US $5,525,000.00), with interest on the unpaid principal balance at the annual rate of six and sixty-five hundredths percent (6.65%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, and any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 200 Witmer Road, Post Office Box 809, Horsham, Pennsylvania 19044, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

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

(b) Consecutive monthly installments of principal and interest, each in the amount of Forty One Thousand Six Hundred Eighty-Two and 27/100 Dollars (US $41,682.27), shall be payable on the first day of each month beginning on February 1, 2002, until the entire unpaid principal balance evidenced by this
Note is fully paid.

(c) Any accrued interest remaining past due for 30 days or more may, at Lender's discretion, be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on January 1, 2022 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(d) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

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

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower (except if notice is required by applicable law, then after such notice). Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due (unless applicable law requires a longer period of time before a late charge may be imposed, in which event such longer period shall be substituted), Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount (unless applicable law requires a lesser amount be charged, in which event such lesser amount shall be substituted). Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for thirty (30) days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of four (4) percentage points above the rate stated in the first paragraph of this Note and the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than thirty (30) days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

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

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

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

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding. To the fullest extent permitted by applicable law, in any action to enforce Borrower's personal liability under this Paragraph 9, Borrower waives any right to set off the value of the Mortgaged Property against such personal liability.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment (any receipt by Lender of principal, other than principal required to be paid in monthly installments pursuant to Paragraph 3(b), prior to the scheduled Maturity Date set forth in Paragraph 3(c)) under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on a Business Day designated as the date for such prepayment in a written notice from Borrower to Lender given at least 30 days prior to the date of such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid, (B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Paragraph 10(c). For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Unless expressly provided for in the Loan Documents, Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance. However, if a partial prepayment is provided for in the Loan Documents or is accepted by Lender in Lender's discretion, a prepayment premium calculated pursuant to Paragraph 10(c) shall be due and payable by Borrower.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Paragraph 10(c).

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made during the period from one hundred eighty (180) days before the scheduled Maturity Date to the scheduled Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c) Any prepayment premium payable under this Note shall be computed as follows:

(1) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be whichever is the greater of subparagraphs (i) and (ii) below:

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

            For purposes of subparagraph (ii), the following definitions shall apply:

            Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of this Note, expressed as a decimal calculated to five digits.

            Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in the case of the application by Lender of collateral or security to a portion of the principal balance, the date of such application; and in any other case, the date on which Lender accelerates the unpaid principal balance of this Note.

            Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

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

            ARR = Assumed Reinvestment Rate

(2) If the prepayment is made after the expiration of the Yield Maintenance Period but before the period set forth in Paragraph 10(b)(A) above, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth in this Note represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. To the fullest extent allowed by applicable law, Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys (including Lender's in-house attorneys) and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

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

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family, household, or agricultural purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices; Written Modifications. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument. Any modification or amendment to this Note shall be ineffective unless in writing signed by the party sought to be charged with such modification or amendment; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED EXHIBIT.  The following Exhibit is attached to this Note:

            -----
             X       Exhibit A     Modifications to Multifamily Note
            -----

      IN WITNESS WHEREOF, Borrower has signed and delivered this Note under seal or has caused this Note to be signed and delivered under seal by its duly authorized representative. Borrower intends that this Note shall be deemed to be signed and delivered as a sealed instrument.

                       [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                    CENTURY PROPERTIES FUND XV, a California
                                       limited partnership

                                    By:   Fox Capital Management Corporation, a
                                          California corporation, its general
                                          partner



                                          By:  ________________________________
                                              Patti K. Fielding
                                              Senior Vice President


                                  94-2625577
                                  Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, THIS ____ DAY OF DECEMBER, 2001.


GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation



By:_________________________________
   Robert D. Falese, III
   Vice President

                                    EXHIBIT A

                        MODIFICATIONS TO MULTIFAMILY NOTE

The following  modifications are made to the text of the Note that precedes this
Exhibit:

1. The first sentence of Paragraph 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

            So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

2.  Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents, assessments or other charges in accordance with the terms of the Security Instrument.

3. Paragraph 19 is modified by deleting: "; provided, however, that in the event of a Transfer under the terms of the Security Instrument, any or some or all of the Modifications to Multifamily Note may be modified or rendered void by Lender at Lender's option by notice to Borrower/transferee" in the last sentence of the Paragraph; and by adding the following new sentence:

            The Modifications to Multifamily Note set forth in this Exhibit A shall be null and void unless title to the Mortgaged Property is vested in an entity whose Controlling Interest(s) are directly or indirectly held by AIMCO REIT or AIMCO OP. The capitalized terms used in this paragraph are defined in the Security Instrument.