Form 10QSB
period 2002-03-31
CENTURY PROPERTIES FUND XV
filed 2002-05-14
CIK 314690

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

                For the quarterly period ended March 31, 2002


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
                       (in thousands, except unit data)

                                 March 31, 2002

Assets
   Cash and cash equivalents                                                 $  318
   Receivables and deposits                                                      77
   Restricted escrows                                                            99
   Other assets                                                                 790
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  37,648
                                                               43,414
      Less accumulated depreciation                           (24,603)       18,811
                                                                           $ 20,095
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 223
   Tenant security deposit liabilities                                          137
   Accrued property taxes                                                       234
   Other liabilities                                                            422
   Mortgage notes payable                                                    28,199

Partners' Deficit
   General partners                                          $ (1,434)
   Limited partners (89,980 units issued and
      outstanding)                                             (7,686)       (9,120)
                                                                           $ 20,095

         See Accompanying Notes to Consolidated Financial Statements


b)

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit data)


                                                              Three Months Ended
                                                                   March 31,
                                                               2002       2001
Revenues:
  Rental income                                               $ 1,899    $ 1,838
  Other income                                                    136        121
      Total revenues                                            2,035      1,959

Expenses:
  Operating                                                       653        613
  General and administrative                                       93         87
  Depreciation                                                    402        401
  Interest                                                        575        579
  Property taxes                                                  235        235
      Total expenses                                            1,958      1,915

Net income                                                     $ 77         $ 44

Net income allocated to general partners (2%)                   $ 2          $ 1

Net income allocated to limited partners (98%)                     75         43

                                                               $ 77         $ 44

Net income per limited partnership unit                       $ 0.83      $ 0.48

         See Accompanying Notes to Consolidated Financial Statements

c)

                          CENTURY PROPERTIES FUND XV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980      $89,980

Partners' deficit at
   December 31, 2001                  89,980     $(1,434)     $(7,761)     $(9,195)

Distributions to partners                 --          (2)          --           (2)

Net income for the three months
   ended March 31, 2002                   --           2           75           77

Partners' deficit at
   March 31, 2002                     89,980     $(1,434)     $(7,686)     $(9,120)

         See Accompanying Notes to Consolidated Financial Statements


d)
                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net income                                                       $ 77         $ 44
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                    402          401
     Amortization of loan costs                                        8           10
     Change in accounts:
      Receivables and deposits                                       436          204
      Other assets                                                  (252)        (130)
      Accounts payable                                                26          130
      Tenant security deposit liabilities                             12            7
      Accrued property taxes                                        (458)        (631)
      Other liabilities                                              168           64
        Net cash provided by operating activities                    419           99

Cash flows from investing activities:
  Net withdrawals from (deposits to) restricted escrows               29          (14)
  Property improvements and replacements                            (167)        (406)
        Net cash used in investing activities                       (138)        (420)

Cash flows from financing activities:
  Loan cost paid                                                      (9)          --
  Payments on mortgage notes payable                                (157)        (124)
  Advances from affiliate                                            692           --
  Payment on advances from affiliate                                (692)          --
  Distributions to partners                                           (2)          --
        Net cash used in financing activities                       (168)        (124)

Net increase (decrease) in cash and cash equivalents                 113         (445)

Cash and cash equivalents at beginning of period                     205        1,117
Cash and cash equivalents at end of period                        $ 318        $ 672

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 537        $ 568

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                $ 22        $ 144

At December 31, 2000, approximately $71,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2001.

         See Accompanying Notes to Consolidated Financial Statements


e)

                           CENTURY PROPERTIES FUND XV
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO").

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately
$105,000 and $102,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $48,000 and $50,000 for the three months ended March 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $4,000 was paid during the three month period ended March 31, 2002, which is included in general and administrative expenses. This fee is related to a distribution which was paid in December 2001. No such fees were earned during the three months ended March 31, 2001.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments. During the three months ended March 31, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the three months ended March 31, 2002, amounted to less than $1,000. No amounts were outstanding during the three months ended March 31, 2001. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $110,000 and $94,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Lakeside Place Apartments                     93%        93%
        Houston, Texas
      Preston Creek Apartments                      86%        87%
        Dallas, Texas

Results of Operations

The Partnership's net income for the three months ended March 31, 2002 and 2001 was approximately $77,000 and $44,000, respectively. The increase in net income is due to an increase in total revenues offset by a slight increase in total expenses. Total revenues increased due to an increase in both rental and other income. Rental income increased due to an increase in the average rental rates and a decrease in concessions offered at Lakeside Place Apartments, partially offset by a decrease in occupancy and an increase in bad debts at Preston Creek Apartments. Other income increased due to an increase in tenant reimbursements at Preston Creek Apartments.

Total expenses increased primarily due to an increase in operating expenses. Operating expense increased due to an increase in insurance costs at both of the properties as a result of higher premiums.

Included in general and administrative expenses at both March 31, 2002 and 2001, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2002, the Registrant had cash and cash equivalents of approximately $318,000 compared to approximately $672,000 at March 31, 2001. Cash and cash equivalents increased by approximately $113,000 from December 31, 2001 due to approximately $419,000 of cash provided by operating activities which was partially offset by approximately $168,000 and $138,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments, payment of additional loan costs related to the refinanced mortgage at Preston Creek Apartments (as discussed below), distribution to partners and the repayment of an advance from affiliates largely offset by the receipt of an advance from affiliates. Cash used in investing activities consisted of capital improvements and replacements slightly offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Registrant invests its working capital reserves in interest-bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses at Lakeside Place Apartments. During the three months ended March 31, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the three months ended March 31, 2002, amounted to less than $1,000. No amounts were outstanding during the three months ended March 31, 2001. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Lakeside Place Apartments

Approximately $387,000 has been budgeted for capital improvements at Lakeside Place Apartments for 2002 consisting of floor covering, appliance and roof replacements, major landscaping, parking lot improvements and air conditioning upgrades. During the three month period ended March 31, 2002, the Partnership completed approximately $148,000 of capital improvements at Lakeside Place Apartments consisting of structural improvements, floor covering replacements and plumbing fixtures. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as the replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

Approximately $79,000 has been budgeted for capital improvements at Preston Creek Apartments for 2002 consisting primarily of floor covering replacements, appliances and air conditioning upgrades. During the three month period ended March 31, 2002, the Partnership completed approximately $41,000 of capital improvements at Preston Creek Apartments consisting primarily of floor covering and water heater replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $28,199,000 is amortized over 20 years with maturity dates of March 2020 and January 2022.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2020. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

During the three months ended March 31, 2002, approximately $2,000 was distributed to the general partner of Century Lakeside Place, L.P., in which the Partnership holds a 99% limited partner interest. There were no distributions for the three months ended March 31, 2001. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 57,431.84 limited partnership units (the "Units") in the Partnership representing 63.83% of the outstanding Units at March 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 63.83% of the outstanding Units, AIMCO is in a position to influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the Managing General Partner because of its affiliation with the Managing General Partner. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court heard argument on the motion and ordered further briefing after which time the matter will be taken under submission. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2002.

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