Form 10QSB
period 2002-06-30
CENTURY PROPERTIES FUND XV
filed 2002-08-14
CIK 314690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XV
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                       (in thousands, except unit data)

                                  June 30, 2002


Assets
   Cash and cash equivalents                                                 $ 725
   Receivables and deposits                                                      41
   Other assets                                                                 703
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  37,722
                                                               43,488
      Less accumulated depreciation                           (25,008)       18,480
                                                                           $ 19,949
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 79
   Tenant security deposit liabilities                                          149
   Accrued property taxes                                                       469
   Other liabilities                                                            381
   Mortgage notes payable                                                    28,028

Partners' Deficit
   General partners                                          $ (1,435)
   Limited partners (89,980 units issued and
      outstanding)                                             (7,722)       (9,157)
                                                                           $ 19,949



         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       (in thousands, except unit data)



                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                         2002          2001          2002          2001
Revenues:
  Rental income                        $ 1,841        $ 1,923       $ 3,740      $ 3,761
  Other income                             144            110           280          231
     Total revenues                      1,985          2,033         4,020        3,992

Expenses:
  Operating                                739            750         1,392        1,363
  General and administrative                73             87           166          174
  Depreciation                             405            404           807          805
  Interest                                 571            576         1,146        1,155
  Property taxes                           234            242           469          477
     Total expenses                      2,022          2,059         3,980        3,974

Net (loss) income                       $ (37)         $ (26)        $ 40          $ 18

Net (loss) income allocated
  to general partners (2%)               $ (1)         $ (1)          $ 1          $ --
Net (loss) income allocated
  to limited partners (98%)                (36)           (25)           39           18

                                        $ (37)         $ (26)        $ 40          $ 18

Net (loss) income per limited
  partnership unit                     $ (0.40)       $ (0.28)      $ 0.43        $ 0.20

Distributions per limited
  partnership unit                       $ --         $ 0.49         $ --         $ 0.49

         See Accompanying Notes to Consolidated Financial Statements


                          CENTURY PROPERTIES FUND XV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                       (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980      $89,980

Partners' deficit at
   December 31, 2001                  89,980     $(1,434)     $(7,761)     $(9,195)

Distribution to partners                  --          (2)          --           (2)

Net income for the six months
   ended June 30, 2002                    --           1           39           40

Partners' deficit at
   June 30, 2002                      89,980     $(1,435)     $(7,722)     $(9,157)

         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income                                                      $ 40        $ 18
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                   807          805
     Amortization of loan costs                                      17           20
     Change in accounts:
      Receivables and deposits                                      472          156
      Other assets                                                 (174)         (80)
      Accounts payable                                              (96)         (65)
      Tenant security deposit liabilities                            24           16
      Accrued property taxes                                       (223)        (388)
      Other liabilities                                             127           83
        Net cash provided by operating activities                   994          565

Cash flows from investing activities:
  Net withdrawals from restricted escrows                           128          148
  Property improvements and replacements                           (263)        (728)
  Insurance proceeds                                                 --          183
        Net cash used in investing activities                      (135)        (397)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (328)        (250)
  Advances from affiliate                                           692           --
  Payment on advances from affiliate                               (692)          --
  Loan costs paid                                                    (9)          --
  Distributions to partners                                          (2)         (45)
        Net cash used in financing activities                      (339)        (295)

Net increase (decrease) in cash and cash equivalents                520         (127)

Cash and cash equivalents at beginning of period                    205        1,117
Cash and cash equivalents at end of period                       $ 725        $ 990

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,100      $ 1,134

At December 31, 2000, approximately $71,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the six months ended June 30, 2001.

         See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $206,000 and $204,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $89,000 and $92,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Partnership management fees of approximately $4,000 were paid during the six month period ended June 30, 2002, which is included in general and administrative expenses. This fee is related to a distribution which was paid in December 2001. During the six month period ended June 30, 2001, Partnership management fees of approximately $5,000 were earned and paid.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments. During the six months ended June 30, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the six months ended June 30, 2002, amounted to less than $1,000. No amounts were outstanding during the six months ended June 30, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $110,000 and $94,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Lakeside Place Apartments                     94%        93%
        Houston, Texas
      Preston Creek Apartments (1)                  82%        87%
        Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to the evictions of undesirable tenants and an increase in market competition.

Results of Operations

The Partnership's net income for the six months ended June 30, 2002 and 2001 was approximately $40,000 and $18,000, respectively. The Partnership's net loss for the three months ended June 30, 2002 and 2001 was approximately $37,000 and $26,000, respectively. The increase in net income for the six month period is due to an increase in total revenues offset by a slight increase in total expenses. The increase in net loss for the three month period is due to a decrease in total revenues offset by a decrease in total expenses. Total revenues for the six months ended June 30, 2002 increased due to an increase in both rental and other income. Rental income increased due to an increase in average rental rates and a decrease in concessions offered at Lakeside Place Apartments slightly offset by a decrease in occupancy and an increase in bad debt expense at Preston Creek Apartments. Other income increased due to an increase in tenant reimbursements at both of the Partnership's investment properties. Total revenues for the three months ended June 30, 2002 decreased due to a decrease in rental income offset by an increase in other income (see discussion above). The decrease in rental income is due to a decrease in occupancy at Preston Creek Apartments.

Total expenses for the six months ended June 30, 2002 increased due to an increase in operating expenses offset by decreases in general and administrative, interest and property tax expenses. Operating expenses increased due to an increase in insurance costs at both of the properties as a result of higher premiums. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's properties. Property tax expense decreased as a result of the expense recognized for the first six months of 2001, which was based on projected estimates of the 2001 tax liability being overstated. The expense for 2001 was adjusted upon receiving the actual bills in the third quarter of 2001 and the 2002 expense has been based on a slight increase over the actual 2001 liability.

Total expenses for the three months ended June 30, 2002 decreased due to decreases in operating and general and administrative expenses. The decrease in operating expenses is due to a decrease in referral fees at Lakeside Place Apartments and a decrease in utility gas costs at both investment properties.

The decrease in general and administrative expense for the three and six months ended June 30, 2002 is primarily due to a decrease in costs associated with managing the Partnership. Included in general and administrative expenses at both June 30, 2002 and 2001, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At June 30, 2002, the Registrant had cash and cash equivalents of approximately $725,000 compared to approximately $990,000 at June 30, 2001. Cash and cash equivalents increased by approximately $520,000 from December 31, 2001 due to approximately $994,000 of cash provided by operating activities which was partially offset by approximately $339,000 and $135,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments, payment of additional loan costs related to the refinanced mortgage at Preston Creek Apartments (as discussed below), distribution to partners and the repayment of an advance from affiliates largely offset by the receipt of an advance from affiliates. Cash used in investing activities consisted of capital improvements and replacements offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Registrant invests its working capital reserves in interest-bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments. During the six months ended June 30, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the six months ended June 30, 2002, amounted to less than $1,000. No amounts were outstanding during the six months ended June 30, 2001. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Lakeside Place Apartments

Approximately $374,000 has been budgeted for capital improvements at Lakeside Place Apartments for the year 2002 consisting primarily of floor covering, appliance and roof replacements, major landscaping, parking lot improvements and air conditioning upgrades. During the six month period ended June 30, 2002, the Partnership completed approximately $207,000 of capital improvements at Lakeside Place Apartments consisting primarily of plumbing fixtures, structural improvements, floor covering and appliance replacements, and major landscaping. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

Approximately $73,000 has been budgeted for capital improvements at Preston Creek Apartments for the year 2002 consisting primarily of floor covering and appliance replacements, and air conditioning upgrades. During the six month period ended June 30, 2002, the Partnership completed approximately $56,000 of capital improvements at Preston Creek Apartments consisting primarily of floor covering and water heater replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $28,028,000 is amortized over 20 years with maturity dates of March 2020 and January 2022 at which time the mortgages will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2020. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands, except per unit data):

                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations             $ 2 (1)            $ --             $ 45            $ 0.49

(1) Represents distributions to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,464.84 limited partnership units (the "Units") in the Partnership representing 64.98% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, a tender offer to acquire any and all of the Units not owned by affiliates of AIMCO for a purchase price of $77.00 per Unit expired on June 25, 2002. Pursuant to this offer, AIMCO acquired 1,018 Units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.98% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnerships and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The Managing General Partner does not anticipate that any costs, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 3.4, Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and as thereafter supplemented, contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-9007).

                  Exhibit 99, Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    CENTURY PROPERTIES FUND XV


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                     Pursuant to 18 U.S.C. Section 1350,
                            As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.