Form 10QSB
period 2002-09-30
CENTURY PROPERTIES FUND XV
filed 2002-11-14
CIK 314690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002


Assets
   Cash and cash equivalents                                                 $  341
   Receivables and deposits                                                      99
   Other assets                                                                 613
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  38,094
                                                               43,860
      Less accumulated depreciation                           (25,405)       18,455
                                                                           $ 19,508
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 125
   Tenant security deposit liabilities                                          155
   Accrued property taxes                                                       703
   Other liabilities                                                            367
   Mortgage notes payable                                                    27,853

Partners' Deficit
   General partners                                          $ (1,446)
   Limited partners (89,980 units issued and
      outstanding)                                             (8,249)       (9,695)
                                                                           $ 19,508



            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)



                                         Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                         2002          2001          2002          2001
Revenues:
  Rental income                        $ 1,891        $ 1,953       $ 5,631      $ 5,714
  Other income                             184            126           464          357
  Casualty gain                             --            119            --          119
     Total revenues                      2,075          2,198         6,095        6,190

Expenses:
  Operating                                731            745         2,123        2,108
  General and administrative               139            159           305          333
  Depreciation                             397            387         1,204        1,192
  Interest                                 568            574         1,714        1,729
  Property taxes                           234            224           703          701
     Total expenses                      2,069          2,089         6,049        6,063

Net income                               $ 6           $ 109         $ 46         $ 127

Net income allocated to general
  partners (2%)                          $ --           $ 3           $ 1          $ 3
Net income allocated to limited
  partners (98%)                             6            106            45          124

                                         $ 6           $ 109         $ 46         $ 127

Net income per limited
  partnership unit                      $ 0.07        $ 1.18        $ 0.50        $ 1.38

Distributions per limited
  partnership unit                      $ 5.92        $ 7.01        $ 5.92        $ 7.50

            See Accompanying Notes to Consolidated Financial Statements


                             CENTURY PROPERTIES FUND XV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980      $89,980

Partners' deficit at
   December 31, 2001                  89,980     $(1,434)     $(7,761)     $(9,195)

Distribution to partners                  --         (13)        (533)        (546)

Net income for the nine months
   ended September 30, 2002               --           1           45           46

Partners' deficit at
   September 30, 2002                 89,980     $(1,446)     $(8,249)     $(9,695)

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2002       2001
Cash flows from operating activities:
  Net income                                                      $ 46        $ 127
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation                                                 1,204        1,192
     Amortization of loan costs                                      25           35
     Casualty gain                                                   --         (119)
     Change in accounts:
      Receivables and deposits                                      414           73
      Other assets                                                  (92)         (40)
      Accounts payable                                              (79)           3
      Tenant security deposit liabilities                            30           27
      Accrued property taxes                                         11         (165)
      Other liabilities                                             113           16
        Net cash provided by operating activities                 1,672        1,149

Cash flows from investing activities:
  Net withdrawals from restricted escrows                           128          156
  Property improvements and replacements                           (606)      (1,051)
  Insurance proceeds                                                 --          184
        Net cash used in investing activities                      (478)        (711)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (503)        (380)
  Advances from affiliate                                           692           --
  Payment on advances from affiliate                               (692)          --
  Loan costs paid                                                    (9)          --
  Distributions to partners                                        (546)        (689)
        Net cash used in financing activities                    (1,058)      (1,069)

Net increase (decrease) in cash and cash equivalents                136         (631)

Cash and cash equivalents at beginning of period                    205        1,117
Cash and cash equivalents at end of period                       $ 341        $ 486

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,661      $ 1,697
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 29        $ --

At December 31, 2000, approximately $71,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2001.

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The Managing General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Registrant's properties for providing property management services. The Registrant paid to such affiliates approximately $309,000 and $308,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $131,000 and $133,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Partnership management fees of approximately $65,000 were paid during the nine month period ended September 30, 2002, which is included in general and administrative expenses. This fee is related to distributions which were paid in December 2001 and August 2002. During the nine month period ended September 30, 2001, Partnership management fees of approximately $77,000 were earned and paid.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments. During the nine months ended September 30, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the nine months ended September 30, 2002, amounted to less than $1,000. No amounts were outstanding during the nine months ended September 30, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $110,000 and $94,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2002 and 2001:

                                                   Average Occupancy
      Property                                      2002       2001

      Lakeside Place Apartments                     94%        93%
        Houston, Texas
      Preston Creek Apartments (1)                  83%        88%
        Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to the evictions of undesirable tenants and an increase in market competition.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 and 2001 was approximately $46,000 and $127,000, respectively. The Partnership's net income for the three months ended September 30, 2002 and 2001 was approximately $6,000 and $109,000, respectively. The decrease in net income for the three and nine month periods ended September 30, 2002 is due to a decrease in total revenues slightly offset by a decrease in total expenses.

Total revenues for the three and nine month periods ended September 30, 2002 decreased due to a decrease in rental income and the recognition of a casualty gain for the three and nine months ended September 30, 2001, offset by an increase in other income. Rental income decreased due to a decrease in occupancy and average rental rates and an increase in bad debt expense at Preston Creek Apartments slightly offset by an increase in occupancy and average rental rates and a decrease in concessions offered at Lakeside Place Apartments. Other income increased due to an increase in tenant reimbursements at both of the Partnership's investment properties.

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

Total expenses for the nine months ended September 30, 2002 decreased due to a decrease in interest and general and administrative expenses offset by increases in operating and depreciation expenses. Total expenses for the three months ended September 30, 2002 decreased due to a decrease in interest, operating, and general and administrative expenses offset by increases in depreciation and property tax expenses. Interest expense for both the three and nine month periods ended September 30, 2002 decreased due to the payment of scheduled principal payments on the mortgage encumbering Lakeside Place Apartments which reduced the average outstanding balance during the periods and more than offset the increase in interest expense related to Preston Creek Apartments as a result of refinancing its mortgage during the fourth quarter of 2001 for approximately $1,025,000 more than the balance which was paid off. Operating expenses for the nine months ended September 30, 2002 increased due to an increase in insurance costs at both of the properties as a result of higher premiums. Operating expenses for the three months ended September 30, 2002 decreased due to a decrease in referral fees and utility expenses at Lakeside Place Apartments. Depreciation expense increased for both the three and nine month periods ended September 30, 2002 due to property improvements and replacements placed into service at each of the Partnership's properties during the past twelve months. Property tax expense for the three months ended September 30, 2002 increased due to an increase in the assessed value of Lakeside Place Apartments by the local taxing authorities.

The decrease in general and administrative expense for both the three and nine months ended September 30, 2002 is primarily due to a decrease in costs associated with managing the Partnership. Included in general and administrative expenses at both September 30, 2002 and 2001, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At September 30, 2002, the Registrant had cash and cash equivalents of approximately $341,000 compared to approximately $486,000 at September 30, 2001. Cash and cash equivalents increased by approximately $136,000 from December 31, 2001 due to approximately $1,672,000 of cash provided by operating activities which was partially offset by approximately $1,058,000 and $478,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments, payment of additional loan costs related to the refinanced mortgage at Preston Creek Apartments (as discussed below), distributions to partners and the repayment of an advance from an affiliate largely offset by the receipt of an advance from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from escrow accounts maintained by the mortgage lenders. The Registrant invests its working capital reserves in interest-bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments. During the nine months ended September 30, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the nine months ended September 30, 2002, amounted to less than $1,000. No amounts were outstanding during the nine months ended September 30, 2001. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's properties are detailed below.

Lakeside Place Apartments

Approximately $580,000 has been budgeted for capital improvements at Lakeside Place Apartments for the year 2002 consisting primarily of floor covering, appliance and roof replacements, structural improvements, water conservation enhancements, major landscaping, parking lot improvements and air conditioning upgrades. During the nine month period ended September 30, 2002, the Partnership completed approximately $486,000 of capital improvements at Lakeside Place Apartments consisting primarily of plumbing fixtures, structural improvements, floor covering, appliance and roof replacements, maintenance equipment, water conservation enhancements, parking lot improvements, air conditioning upgrades, and major landscaping. These improvements were funded from operations and replacement reserves. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

Approximately $91,000 has been budgeted for capital improvements at Preston Creek Apartments for the year 2002 consisting primarily of floor covering and appliance replacements, and air conditioning upgrades. During the nine month period ended September 30, 2002, the Partnership completed approximately $149,000 of budgeted and nonbudgeted capital improvements at Preston Creek Apartments consisting primarily of plumbing fixtures, window treatments, parking lot improvements, air conditioning upgrades, and floor covering and water heater replacements. These improvements were funded from operations. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $27,853,000 is amortized over 20 years with maturity dates of March 2020 and January 2022 at which time the mortgages will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2020. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands, except per unit data):

                   Nine Months       Per Limited      Nine Months        Per Limited
                      Ended          Partnership         Ended           Partnership
               September 30, 2002       Unit       September 30, 2001       Unit

Operations          $ 546 (1)          $ 5.92            $ 689             $ 7.50

(1) Includes distributions of approximately $2,000 to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,476.84 limited partnership units (the "Units") in the Partnership representing 64.99% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 64.99% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  Exhibit 99,Certification of Chief Executive Officer and Chief Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    CENTURY PROPERTIES FUND XV


                                    By:   FOX CAPITAL MANAGEMENT CORPORATION
                                          Managing General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Patrick J. Foye
                                    Executive Vice President   of  Fox  Capital
                                    Management Corporation, equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XV;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of Fox Capital Management
                                    Corporation,equivalent of the chief
                                    financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/  Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date: November 13, 2002


                                    /s/  Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date: November 13, 2002


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.