Form 10KSB
period 2002-12-31
CENTURY PROPERTIES FUND XV
filed 2003-03-28
CIK 314690

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934

                    For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $8,111,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-66459), was declared effective by the Securities and Exchange Commission on May 1, 1980. The Partnership marketed its securities pursuant to its Prospectus dated May 1, 1980, as revised on May 29, 1980, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933. Beginning in July 1980 through April 1981, the Partnership offered $90,000,000 in Limited Partnership units and sold units having an initial cost of $89,980,000. The Managing General Partner purchased 100 limited partnership units for a 4% interest in the Partnership. See "Item 11. Security Ownership of Certain Beneficial Owners and Management" for information relating to the Managing General Partner's and its affiliates' current ownership interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services to the Partnership's investment properties (see "Item 7. Financial Statements, Note D" for information regarding fees paid to such affiliates for these services).

Risk Factors

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Managing General Partner believes that the Partnership's properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                           Gross
                          Carrying    Accumulated                         Federal
Property                   Value      Depreciation    Rate    Method     Tax Basis
                              (in thousands)                           (in thousands)

Lakeside Place            $33,814       $20,492     5-30 yrs    SL        $13,602
Preston Creek              10,250         5,324     5-30 yrs    SL          2,910

                          $44,064       $25,816                           $16,512

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.


                        Principal                                        Principal
                        Balance At                                        Balance
                       December 31,  Interest    Period    Maturity        Due At
      Property             2002        Rate    Amortized     Date       Maturity (1)
                      (in thousands)                                   (in thousands)

Lakeside Place           $22,275       8.34%    20 years   03/01/20         $  --
Preston Creek              5,400       6.65%    20 years   01/01/22            --

                         $27,675                                            $  --

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

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2002 and 2001 for each property:

                                Average Annual                 Average Annual
                                 Rental Rates                     Occupancy
                                  (per unit)
 Property                    2002             2001           2002          2001

 Lakeside Place             $9,149           $8,907           94%           94%
 Preston Creek               8,063            8,808           86%           89%

The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to eviction of undesirable tenants and an increase in market competition. The decrease in average ananual rental rates is the result of reducing rates in June 2002 in an effort to attract new tenants and increase occupancy levels.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2002 for each property were:

                                    2002             2002
                                   Billing           Rate
                               (in thousands)

Lakeside Place                      $ 707            2.96%
Preston Creek                         196            2.80%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $599,000 in capital expenditures at Lakeside Place Apartments during the year ended December 31, 2002, consisting primarily of water conservation enhancements, roof replacements, plumbing fixtures, air conditioning improvements, appliance and floor covering replacements, maintenance equipment, structural and building improvements and major landscaping. These improvements were funded from operations and replacement reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $220,000. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $240,000 in capital expenditures at Preston Creek Apartments during the year ended December 31, 2002, consisting primarily of roof replacements, plumbing fixtures, air conditioning improvements, appliance and floor covering replacements and parking lot resurfacing. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $87,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2002.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units aggregating $89,980,000. As of December 31, 2002, the Partnership had 89,980 units outstanding held by 3,268 limited partners of record. Affiliates of the Managing General Partner owned 58,491.84 units or 65.01% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2002 and 2001:
                                                 Distributions

                                                                Per Limited
                                        Aggregate            Partnership Unit
                                 (in thousands)
       1/1/02 - 12/31/02                $ 549 (1)                 $  5.92
       1/1/01 - 12/31/01               $1,725 (2)                   18.64

(1)      Distribution from operations.  Includes a distribution of $5,000 to the
         general  partner  of  Century  Lakeside  Place,   L.P.,  in  which  the
         Partnership holds the 99% limited partnership unit.

(2) Consists of approximately $1,053,000 of cash from operations and $672,000 of cash from the proceeds of the December 2001 refinancing of the mortgage encumbering Preston Creek.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $65,000 and $112,000 was paid during the years ended December 31, 2002 and 2001, respectively. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,491.84 limited partnership units (the "Units") in the Partnership representing 65.01% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.01% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations


Effective April 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 145, "Recission of FASB Statements No. 4, 44 and 64." SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No.4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. As a result, the accompanying consolidated statements of operations for the year ended December 31, 2001 have been restated to reflect the loss on early extinguishment of debt of approximately $146,000 at Preston Creek Apartments in operations rather than as an extraordinary item.


The Partnership realized net income of approximately $158,000 for the year ended December 31, 2002 compared to net income of approximately $270,000 for the year ended December 31, 2001. The decrease in net income for the year ended December 31, 2002 compared to the year ended December 31, 2001 was due to a decrease in total revenues offset by a decrease in total expenses.

Total revenues decreased primarily due to the casualty gain of approximately $317,000 recognized in 2001 and to a lesser extent a decrease in rental income which was partially offset by an increase in other income. The decrease in rental income was due to a decrease in occupancy and average rental rates at Preston Creek Apartments and an increase in bad debt expense at both of the Partnership's investment properties, slightly offset by an increase in average rental rates at Lakeside Place Apartments. The increase in other income was primarily due to an increase in utility reimbursements, lease cancellation fees and parking income at Lakeside Place Apartments.

A casualty gain of approximately $317,000 was recorded at Lakeside Place Apartments during the year ended December 31, 2001. The casualty gain related to a fire, which damaged ten apartment units in November 2000. The gain was a result of the receipt of insurance proceeds of approximately $382,000 offset by approximately $65,000 of undepreciated property improvements and replacements being written off.

The decrease in total expenses is primarily due to the loss on early extinguishment of debt recognized in 2001 along with decreases in operating, interest and general and administrative expenses slightly offset by an increase in depreciation expense. The loss on early extinguishment of debt was due to the refinancing of the mortgage encumbering Preston Creek Apartments in 2001, as discussed below. Operating expenses decreased due to decreases in referral fees, utility costs and interior painting expenses at Lakeside Place Apartments. These decreases were slightly offset by an increase in hazard insurance premiums at both of the Partnership's investment properties. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which reduced the average outstanding balance during the period and more than offset the increase in interest expense related to the refinancing of the mortgage encumbering Preston Creek Apartments in December 2001 which increased the mortgage balance by approximately
$1,025,000. Depreciation expense increased due to property improvements and replacements placed into service at both of the Partnership's investment properties during the past twelve months.

The decrease in general and administrative expense for the year ended December 31, 2002 is due to a decrease in costs associated with managing the Partnership. Included in general and administrative expenses for the years ended December 31, 2002 and 2001 are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with the management of the Partnership. In addition to the reimbursements, Partnership fees associated with non-accountable reimbursements allowed with distributions are included in general and administrative expenses. Finally, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $630,000 compared to approximately $205,000 at December 31, 2001, an increase of approximately $425,000. The increase is due to approximately $2,375,000 of cash provided by operating activities offset by approximately $1,239,000 and $711,000 of cash used in financing and investing activities, respectively. Cash used in financing activities consisted of principal payments made on the mortgages encumbering the Partnership's properties, distributions to the partners, the repayment of an advance from an affiliate, and to a lesser extent the payment of additional loan costs related to Preston Creek Apartments offset by the receipt of an advance from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lenders. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. Those funds were needed to fund property tax bills at Lakeside Place Apartments. During the year ended December 31, 2002, the Partnership borrowed and repaid approximately $692,000 from the credit line. Interest expense during the year ended December 31, 2002, amounted to less than $1,000. No amounts were outstanding during the year ended December 31, 2001. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and expects to budget approximately $307,000 in capital improvements for both of the Partnership's properties in 2003. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $27,675,000 is amortized over 20 years with maturity dates of March 2020 and January 2022 at which time the mortgages will be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2020. Accordingly, prior to such date the Partnership will need to either sell its investment properties or extend the term of the Partnership.

The Partnership distributed the following amounts during the twelve months ended December 31, 2002 and 2001 (in thousands, except per unit data):


                      Year           Per Limited          Year           Per Limited
                      Ended          Partnership         Ended           Partnership
                December 31, 2002       Unit       December 31, 2001        Unit

                    $ 549 (1)          $ 5.92          $1,725 (2)          $18.64

(1) Distribution from operations. Includes distributions of approximately $5,000 to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest.

(2) Consists of approximately $1,053,000 of cash from operations and $672,000 of cash from the proceeds of the December 2001 refinancing of the mortgage encumbering Preston Creek.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $65,000 and $112,000 was paid during the years ended December 31, 2002 and 2001, respectively. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,491.84 limited partnership units (the "Units") in the Partnership representing 65.01% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.01% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.



Item 7.     Financial Statements

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 2002

Consolidated Statements of Operations - Years ended December 31, 2002 and 2001

Consolidated  Statements  of  Changes  in  Partners'  Deficit  -  Years  ended
  December 31, 2002 and 2001

Consolidated Statements of Cash Flows - Years ended December 31, 2002 and 2001

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 2002, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the consolidated financial statements, in 2002 the Partnership adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64." As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

                                                           /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002


Assets
   Cash and cash equivalents                                                 $   630
   Receivables and deposits                                                       75
   Other assets                                                                  533
   Investment properties (Notes B and E):
      Land                                                    $  5,766
      Buildings and personal property                           38,298
                                                                44,064
      Less accumulated depreciation                            (25,816)       18,248
                                                                            $ 19,486

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                         $     68
   Tenant security deposits payable                                              149
   Accrued property taxes                                                        903
   Other liabilities                                                             277
   Mortgage notes payable (Note B)                                            27,675

Partners' Deficit
   General partners                                           $ (1,447)
   Limited partners (89,980 units
      issued and outstanding)                                   (8,139)       (9,586)
                                                                            $ 19,486

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                           Years Ended December 31,
                                                              2002         2001
                                                                        (Restated)
Revenues:
  Rental income                                              $ 7,503      $ 7,665
  Other income                                                   608          509
  Casualty gain (Note F)                                          --          317
      Total revenues                                           8,111        8,491

Expenses:
  Operating                                                    2,771        2,800
  General and administrative                                     386          449
  Depreciation                                                 1,615        1,587
  Interest                                                     2,277        2,320
  Property taxes                                                 904          919
  Loss on early extinguishment of debt
   (Note B)                                                       --          146
      Total expenses                                           7,953        8,221


Net income                                                    $ 158        $ 270

Net income allocated to general partners (2%)                  $ 3          $ 5
Net income allocated to limited partners (98%)                   155          265

Net income                                                    $ 158        $ 270


Net income per limited partnership unit                      $ 1.72       $ 2.95

Distributions per limited partnership unit                   $ 5.92       $ 18.64


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partners     Partners      Total

Original capital contributions        89,980        $ --       $89,980      $89,980

Partners' deficit
   at December 31, 2000               89,980      $(1,391)    $ (6,349)    $ (7,740)

Distributions to partners                 --          (48)      (1,677)      (1,725)

Net income for the year
   ended December 31, 2001                --            5          265          270

Partners' deficit at
   December 31, 2001                  89,980       (1,434)      (7,761)      (9,195)

Distributions to partners                 --          (16)        (533)        (549)

Net income for the year
   ended December 31, 2002                --            3          155          158

Partners' deficit at
   December 31, 2002                  89,980      $(1,447)     $(8,139)     $(9,586)


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Years Ended December 31,
                                                                   2002        2001
Cash flows from operating activities:
  Net income                                                      $ 158        $ 270
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   1,615       1,587
     Amortization of loan costs                                        34          45
     Bad debt                                                         228          78
     Casualty gain                                                     --        (317)
     Loss on early extinguishment of debt                              --         146
     Change in accounts:
      Receivables and deposits                                        210        (269)
      Other assets                                                    (21)          5
      Accounts payable                                               (107)         89
      Tenant security deposits payable                                 24          30
      Accrued property taxes                                          211        (165)
      Other liabilities                                                23        (141)
          Net cash provided by operating activities                 2,375       1,358

Cash flows from investing activities:
  Property improvements and replacements                             (839)     (1,205)
  Net withdrawals from restricted escrows                             128         112
  Insurance proceeds received                                          --         382
          Net cash used in investing activities                      (711)       (711)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (681)       (512)
  Repayment of mortgage notes payable                                  --      (4,500)
  Proceeds from refinancings                                           --       5,525
  Debt extinguishment costs                                            --        (105)
  Loan costs paid                                                      (9)         (242)
  Advances from affiliate                                             692          --
  Payment on advances from affiliate                                 (692)         --
  Distributions to partners                                          (549)     (1,725)
         Net cash used in financing activities                     (1,239)     (1,559)

Net increase (decrease) in cash and cash equivalents                  425        (912)

Cash and cash equivalents at beginning of year                        205       1,117
Cash and cash equivalents at end of year                          $ 630        $ 205

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,217      $ 2,305


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $31,551,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $547,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Loan Costs: Loan costs of approximately $528,000, less accumulated amortization of approximately $73,000, are included in other assets and are being amortized over the life of the loans. Included in interest expense is approximately $34,000 of amortization expense for the year ended December 31, 2002. Amortization expense is expected to be $33,000 in 2003; $32,000 in 2004 and 2005, $31,000 in 2006, and $30,000 in 2007.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the Managing General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $140,000 and $166,000 for the years ended December 31, 2002 and 2001, respectively, and are included in operating expense.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements: In August, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Managing General Partner adopted SFAS 144. The adoption of which did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. Neither of these criteria applies to the Partnership. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. The Partnership adopted SFAS 145 effective April 1, 2002. As a result, the accompanying consolidated statements of operations for the year ended December 31, 2001 have been restated to reflect the loss on early extinguishment of debt of approximately $146,000 at Preston Creek Apartments in operations rather than as an extraordinary item.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:


                       Principal     Monthly                            Principal
                       Balance At    Payment     Stated                  Balance
                      December 31,  Including   Interest   Maturity      Due At
      Property            2002       Interest     Rate       Date       Maturity
                          (in thousands)                             (in thousands)

Lakeside Place          $22,275       $ 203      8.34%     03/01/20       $ --
Preston Creek             5,400           42     6.65%     01/01/22           --

Total                   $27,675       $ 245                               $ --

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

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2002 are as follows (in thousands):

                             2003                 $  750
                             2004                    812
                             2005                    880
                             2006                    953
                             2007                  1,032
                          Thereafter              23,248
                                                 $27,675

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income and Federal taxable income (in thousands, except per unit data):

                                                    For the years ended
                                                        December 31,
                                                     2002          2001
Net income as reported                              $ 158         $ 270
Add (deduct):
  Depreciation differences                            154           190
  Unearned revenue                                     29           (69)
  Accrued expenses                                     (6)            6
  Casualty gain                                        --          (317)
  Other                                                84            (7)
Federal taxable income                              $ 419        $   73
Federal taxable income per limited
  partnership unit                                  $4.57        $ 0.80

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                 2002
Net liabilities as reported                    $(9,586)
   Land and buildings                            6,066
   Accumulated depreciation                     (7,802)
   Deferred sales commission                     8,008
   Syndication and distribution costs            2,314
   Other                                           172
Net liabilities - income tax method             $ 828

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services for the years ended December 31, 2002 and 2001. The Partnership paid to such affiliates approximately $404,000 for both of the years ended December 31, 2002 and 2001, which is included in operating expenses.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $172,000 and $175,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $65,000 and $112,000 was paid during the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. Those funds were needed to fund property tax bills at Lakeside Place Apartments. During the year ended December 31, 2002, the Partnership borrowed and repaid approximately $692,000 from the credit line. Interest expense during the year ended December 31, 2002, amounted to less than $1,000. No amounts were outstanding during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $134,000 and $94,000 respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,491.84 limited partnership units (the "Units") in the Partnership representing 65.01% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.01% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.


Note E - Investment Properties and Accumulated Depreciation

                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                     Buildings       Net Costs
                                                    and Related     Capitalized
                                                      Personal     Subsequent to
     Description         Encumbrances      Land       Property      Acquisition
                        (in thousands)                            (in thousands)

Lakeside Place             $22,275       $ 3,659      $21,481         $ 8,674
Preston Creek                5,400         2,118        5,793           2,339

Total                      $27,675       $ 5,777      $27,274         $11,013


                    Gross Amount At Which
                           Carried
                     At December 31, 2002
                       (in thousands)
                          Buildings
                             and
                           Personal            Accumulated    Year of      Date    Depreciable
Description       Land     Property    Total   Depreciation Construction  Acquired Life Years

Lakeside Place   $ 3,659   $30,155    $33,814    $20,492       10/76       12/80    5-30 yrs
Preston Creek      2,107     8,143     10,250      5,324       10/79       08/81    5-30 yrs

Total            $ 5,766   $38,298    $44,064    $25,816

Reconciliation of Investment Properties and Accumulated Depreciation:

                                                      December 31,
                                                  2002            2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $43,225          $42,284
  Property improvements                             839            1,134
  Disposal of property                              ---             (193)
Balance at end of year                          $44,064          $43,225

Accumulated Depreciation
Balance at beginning of year                    $24,201          $22,742
  Additions charged to expense                    1,615            1,587
  Disposal of property                              ---             (128)
Balance at end of year                          $25,816          $24,201

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2002 and 2001, is $50,130,000 and $49,291,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is $33,618,000 and $32,157,000, respectively.

Note F - Casualty Event

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the Managing General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director

Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer

Patrick J. Foye has been Executive Vice President and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

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

The executive officers and director of the Managing General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the Managing General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Managing General Partner has re-appointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $32,000 and non-audit services (principally tax-related) of approximately $15,000.

Item 10.    Executive Compensation

Neither the director nor officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2002.

       Name and Address of          Amount and nature of      Percentage
        Beneficial Owner            Beneficial Ownership       of Class

Fox Capital Management Corp.
  (an affiliate of AIMCO)                    100.00              0.11%
Insignia Properties, LP
  (an affiliate of AIMCO)                    107.00              0.12%
Riverside Drive, LLC
  (an affiliate of AIMCO)                 35,473.17             39.43%
Madison River Properties, LLC
  (an affiliate of AIMCO)                  4,222.00              4.69%
AIMCO Properties, LP
  (an affiliate of AIMCO)                 18,589.67             20.66%

Insignia Properties, LP, Riverside Drive, LLC and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is Stanford Place 3, 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237

No director or officer of the Managing General Partner owns any Units. The Managing General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services for the years ended December 31, 2002 and 2001. The Registrant paid to such affiliates approximately $404,000 for both of the years ended December 31, 2002 and 2001, which is included in operating expense.

Affiliates of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $172,000 and $175,000 for the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. Approximately $65,000 and $112,000 was paid during the years ended December 31, 2002 and 2001, respectively, which is included in general and administrative expenses.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the year ended December 31, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. Those funds were needed to fund property tax bills at Lakeside Place Apartments. During the year ended December 31, 2002, the Partnership borrowed and repaid approximately $692,000 from the credit line. Interest expense during the year ended December 31, 2002, amounted to less than $1,000. No amounts were outstanding during the year ended December 31, 2001.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $134,000 and $94,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,491.84 limited partnership units (the "Units") in the Partnership representing 65.01% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.01% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b)   Reports on Form 8-K:

            None filed during the quarter ended December 31, 2002.


ITEM 14.    Controls and Procedures

The principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

                                    Date: March 27, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 27, 2003
Patrick J. Foye               and Director


/s/Thomas C. Novosel          Senior Vice President         Date: March 27, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

                                    /s/Patrick J. Foye
                                    Patrick J. Foye
                                    Executive  Vice  President  of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Century Properties Fund XV;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 27, 2003

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

      10.8 Multifamily Note dated February 2, 2000, by and between the Partnership and ARCS Commercial Mortgage Co., LP, for Lakeside Place Apartments. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001.

      10.9 Multifamily Note dated December 13, 2001, by and between the Partnership and GMAC Commercial Mortgage Corporation, a California corporation. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001.

      99          Certification of Chief Executive Officer and  Chief  Financial
                  Officer.

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XV (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  March 27, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  March 27, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.