Form 10QSB
period 2003-03-31
CENTURY PROPERTIES FUND XV
filed 2003-05-14
CIK 314690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


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
                        (in thousands, except unit data)

                                 March 31, 2003



Assets
   Cash and cash equivalents                                                 $  240
   Receivables and deposits                                                      78
   Other assets                                                                 491
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  38,631
                                                               44,397
      Less accumulated depreciation                           (26,232)       18,165
                                                                           $ 18,974
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $  182
   Tenant security deposit liabilities                                          147
   Accrued property taxes                                                       232
   Advances from affiliate                                                      149
   Other liabilities                                                            366
   Mortgage notes payable                                                    27,481

Partners' Deficit
   General partners                                          $ (1,447)
   Limited partners (89,980 units issued and
      outstanding)                                             (8,136)       (9,583)
                                                                           $ 18,974


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                    March 31,
                                                                 2003         2002
Revenues:
  Rental income                                               $ 1,837       $ 1,899
  Other income                                                    118           136
      Total revenues                                            1,955         2,035

Expenses:
  Operating                                                       654           653
  General and administrative                                       87            93
  Depreciation                                                    416           402
  Interest                                                        562           575
  Property taxes                                                  233           235
      Total expenses                                            1,952         1,958

Net income                                                      $ 3          $ 77

Net income allocated to general partners (2%)                  $ --           $ 2

Net income allocated to limited partners (98%)                      3            75

                                                                $ 3          $ 77

Net income per limited partnership unit                       $ 0.03        $ 0.83


            See Accompanying Notes to Consolidated Financial Statements


                             CENTURY PROPERTIES FUND XV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980      $89,980

Partners' deficit at
   December 31, 2002                  89,980     $(1,447)     $(8,139)     $(9,586)

Net income for the three months
   ended March 31, 2003                   --          --            3            3

Partners' deficit at
   March 31, 2003                     89,980     $(1,447)     $(8,136)     $(9,583)


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net income                                                       $ 3          $ 77
  Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
     Depreciation                                                    416          402
     Amortization of loan costs                                        8            8
     Change in accounts:
      Receivables and deposits                                        (3)         436
      Other assets                                                    34         (252)
      Accounts payable                                               (33)          26
      Tenant security deposit liabilities                             (2)          12
      Accrued property taxes                                        (671)        (458)
      Advances from affiliate                                          1           --
      Other liabilities                                               89          168
        Net cash (used in) provided by operating activities         (158)         419

Cash flows from investing activities:
  Net withdrawals from restricted escrows                             --           29
  Property improvements and replacements                            (186)        (167)
        Net cash used in investing activities                       (186)        (138)

Cash flows from financing activities:
  Loan costs paid                                                     --           (9)
  Payments on mortgage notes payable                                (194)        (157)
  Advances from affiliate                                            170          692
  Payment on advances from affiliate                                 (22)        (692)
  Distributions to partners                                           --           (2)
        Net cash used in financing activities                        (46)        (168)

Net (decrease) increase in cash and cash equivalents                (390)         113

Cash and cash equivalents at beginning of period                     630          205
Cash and cash equivalents at end of period                        $ 240        $ 318

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 584        $ 537

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                               $ 147         $ 22


            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $99,000 and $105,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $50,000 and $48,000 for the three months ended March 31, 2003 and 2002, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the three month period ended March 31, 2003. Approximately $4,000 was paid during the three months ended March 31, 2002, which is included in general and administrative expenses. This fee is related to a distribution which was paid in December 2001.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Preston Creek Apartments. During the three months ended March 31, 2003, the Partnership borrowed approximately $170,000 and repaid approximately $22,000. Interest expense for the three months ended March 31, 2003 was approximately $2,000.

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

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2003 and 2002, the Partnership's cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $111,000 and $134,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Lakeside Place Apartments (1)                 88%        93%
        Houston, Texas
      Preston Creek Apartments (2)                  98%        86%
        Dallas, Texas

(1) The Managing General Partner attributes the decrease in occupancy at Lakeside Place Apartments to a slow market and lower mortgage interest rates for home buyers.

(2) The Managing General Partner attributes the increase in occupancy at Preston Creek Apartments to overall better management of the property and a reduction in rental rates in June 2002 in an effort to attract new tenants.

Results of Operations

The Partnership's net income for the three months ended March 31, 2003 and 2002 was approximately $3,000 and $77,000, respectively. The decrease in net income is due to a decrease in total revenues slightly offset by a decrease in total expenses.

Total revenues decreased due to decreases in both rental and other income. The decrease in rental income was primarily due to a decrease in occupancy at Lakeside Place Apartments offset by an increase in occupancy and a decrease in bad debt expense at Preston Creek Apartments. Other income decreased due to a reduction in late charges at Preston Creek Apartments.

Total expenses decreased due to decreases in interest and general and administrative expenses offset by an increase in depreciation expense. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which reduced the average outstanding balance during the periods. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Operating and property tax expenses were relatively constant for the comparable periods.

The decrease in general and administrative expenses for the three months ended March 31, 2003 is primarily due to a decrease in the Partnership management fee, which is owed to the Managing General Partner and is based upon a percentage of distributions from operations. There was no fee paid in 2003 as compared to the $4,000 payment made in 2002 on a distribution paid in December 2001. Included in general and administrative expenses at both March 31, 2003 and 2002, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included in general and administrative expenses.

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

Liquidity and Capital Resources

At March 31, 2003, the Partnership had cash and cash equivalents of approximately $240,000 compared to approximately $318,000 at March 31, 2002. Cash and cash equivalents decreased by approximately $390,000 from December 31, 2002 due to approximately $158,000, $186,000 and $46,000 of cash used in operating, investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments and payments made on advances from affiliates largely offset by advances received from affiliates. The Partnership invests its working capital reserves in interest-bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Preston Creek Apartments. During the three months ended March 31, 2003, the Partnership borrowed approximately $170,000 and repaid approximately $22,000. Interest expense for the three months ended March 31, 2003 was approximately $2,000. During the three months ended March 31, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund tax bills at Lakeside Place Apartments. During the three months ended March 31, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the three months ended March 31, 2002, amounted to less than $1,000. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Lakeside Place Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $300,000 of capital improvements at Lakeside Place Apartments consisting of roof replacements, electrical upgrades, plumbing fixtures, structural improvements, floor covering replacements, appliances and major landscaping. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $217,000 in capital improvements during the remainder of 2003 consisting primarily of electrical breakers, floor covering and roof replacements and plumbing fixtures. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

During the three months ended March 31, 2003, the Partnership completed approximately $33,000 of capital improvements at Preston Creek Apartments consisting primarily of floor covering replacements and parking lot resurfacing. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $299,000 in capital improvements during the remainder of 2003 consisting primarily of structural improvements, floor covering and appliance replacements and heating and air conditioning upgrades. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $27,481,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022 at which time the mortgages will be fully amortized.

During the three months ended March 31, 2002, approximately $2,000 was distributed to the general partner of Century Lakeside Place, L.P., in which the Partnership holds a 99% limited partner interest. There were no distributions for the three months ended March 31, 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,501.40 limited partnership units (the "Units") in the Partnership representing 65.02% of the outstanding Units at March 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.02% of the outstanding Units, AIMCO is in a position to influence all such voting decisions with respect to the Registrant. However, Riverside Drive LLC, an affiliate of the Managing General Partner which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the Managing General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the Managing General Partner and its affiliates filed a demurrer to the third amended  complaint.  On May 14, 2001,  the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the Managing General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The Managing General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. On April 4, 2003, the Court preliminarily approved the settlement and scheduled a hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

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

                  Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2003.

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


                                    Date: May 13, 2003

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


Date:  May 13, 2003

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


Date:  May 13, 2003

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

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  May 13, 2003


                                    /s/    Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  May 13, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.