Form 10QSB
period 2003-09-30
CENTURY PROPERTIES FUND XV
filed 2003-11-13
CIK 314690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003


Assets
   Cash and cash equivalents                                                 $ 268
   Receivables and deposits                                                      66
   Other assets                                                                 645
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  39,011
                                                               44,777
      Less accumulated depreciation                           (27,071)       17,706
                                                                           $ 18,685
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 83
   Tenant security deposit liabilities                                          139
   Accrued property taxes                                                       697
   Other liabilities                                                            308
   Mortgage notes payable                                                    27,118

Partners' Deficit
   General partners                                          $ (1,451)
   Limited partners (89,980 units issued and
      outstanding)                                             (8,209)       (9,660)
                                                                           $ 18,685



            See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                         2003          2002          2003          2002
Revenues:
  Rental income                        $ 1,838        $ 1,891       $ 5,516      $ 5,631
  Other income                             143            184           406          464
     Total revenues                      1,981          2,075         5,922        6,095

Expenses:
  Operating                                776            731         2,118        2,123
  General and administrative                79            139           251          305
  Depreciation                             413            397         1,255        1,204
  Interest                                 552            568         1,672        1,714
  Property taxes                           233            234           697          703
     Total expenses                      2,053          2,069         5,993        6,049

Net (loss) income                       $ (72)          $ 6          $ (71)        $ 46

Net (loss) income allocated
  to general partners (2%)               $ (1)         $ --          $ (1)         $ 1
Net (loss) income allocated
  to limited partners (98%)                (71)             6           (70)          45

                                        $ (72)          $ 6          $ (71)        $ 46

Net (loss) income per limited
  partnership unit                     $ (0.79)       $ 0.07        $ (0.78)      $ 0.50

Distributions per limited
  partnership unit                       $ --         $ 5.92         $ --         $ 5.92

            See Accompanying Notes to Consolidated Financial Statements


                             CENTURY PROPERTIES FUND XV
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980      $89,980

Partners' deficit at
   December 31, 2002                  89,980     $(1,447)     $(8,139)     $(9,586)

Distributions to partners                 --          (3)          --           (3)

Net loss for the nine months
   ended September 30, 2003               --          (1)         (70)         (71)

Partners' deficit at
   September 30, 2003                 89,980     $(1,451)     $(8,209)     $(9,660)

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2003         2002
Cash flows from operating activities:
  Net (loss) income                                              $ (71)       $ 46
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                 1,255        1,204
     Amortization of loan costs                                      23           25
     Bad debt                                                        94          193
     Change in accounts:
      Receivables and deposits                                      (85)         221
      Other assets                                                 (135)         (92)
      Accounts payable                                              (17)         (79)
      Tenant security deposit liabilities                           (10)          30
      Accrued property taxes                                       (206)          11
      Other liabilities                                              31          113
        Net cash provided by operating activities                   879        1,672

Cash flows from investing activities:
  Net withdrawals from restricted escrows                            --          128
  Property improvements and replacements                           (681)        (606)
        Net cash used in investing activities                      (681)        (478)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (557)        (503)
  Advances from affiliate                                           170          692
  Payment on advances from affiliate                               (170)        (692)
  Loan costs paid                                                    --           (9)
  Distributions to partners                                          (3)        (546)
        Net cash used in financing activities                      (560)      (1,058)

Net (decrease) increase in cash and cash equivalents               (362)         136

Cash and cash equivalents at beginning of period                    630          205
Cash and cash equivalents at end of period                       $ 268        $ 341

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,652      $ 1,661

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                               $ 32        $ 29

            See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $296,000 and $309,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $144,000 and $131,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the nine month period ended September 30, 2003 as there were no operating distributions during this period. Approximately $65,000 of Partnership management fees were paid during the nine months ended September 30, 2002, which is included in general and administrative expenses. This fee is related to distributions which were paid in December 2001 and August 2002.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Preston Creek Apartments. During the nine months ended September 30, 2003, the Partnership borrowed and repaid approximately $170,000. Interest is charged at the prime rate plus 2% (6% at September 30, 2003). Interest expense for the nine months ended September 30, 2003 was approximately $4,000.

During the nine months ended September 30, 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments. During the nine months ended September 30, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the nine months ended September 30, 2002 amounted to less than $1,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $134,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2003 and 2002:

                                                   Average Occupancy
      Property                                      2003       2002

      Lakeside Place Apartments (1)                 90%        94%
        Houston, Texas
      Preston Creek Apartments (2)                  96%        83%
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

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2003 was approximately $71,000 compared to net income of approximately $46,000 for the nine months ended September 30, 2002. The Partnership's net loss for the three months ended September 30, 2003 was approximately $72,000 compared to net income of approximately $6,000 for the three months ended September 30, 2002. The increase in net loss for the three and nine month periods is due to a decrease in total revenues partially offset by a decrease in total expenses.

Total revenues for the three and nine months ended September 30, 2003 decreased due to decreases in both rental and other income. The decrease in rental income was attributable to a decrease in occupancy and an increase in concessions offered at Lakeside Place Apartments and a decrease in rental rates at Preston Creek Apartments partially offset by an increase in occupancy at Preston Creek Apartments as discussed above. Other income decreased due to decreases in utility reimbursements and non-refundable administrative fees at Lakeside Place Apartments.

Total expenses for the three and nine months ended September 30, 2003 decreased due to decreases in general and administrative and interest expenses partially offset by an increase in depreciation expense. Property tax expense remained relatively constant between the periods. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties which reduced the average outstanding balance during the periods. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. The decrease in total expenses for the three months ended September 30, 2003 was also partially offset by an increase in operating expense due primarily to increases in contract repairs and cleaning, yard and ground work and interior building improvements at Lakeside Place Apartments.

General and administrative expenses decreased for both the three and nine month periods ended September 30, 2003 due primarily to a decrease in Partnership management fees paid in connection with distributions paid from operations. Also included in general and administrative expense at both September 30, 2003 and 2002, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $268,000 compared to approximately $341,000 at September 30, 2002. Cash and cash equivalents decreased approximately $362,000 from December 31, 2002 due to approximately $681,000 and $560,000 of cash used in investing and financing activities, respectively, partially offset by approximately $879,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments, payments made on advances from affiliates and distributions to partners partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest-bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Interest is charged on any such borrowings at the prime rate plus 2%. During the nine months ended September 30, 2003 and 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Preston Creek Apartments during 2003 and Lakeside Place Apartments in 2002. During the nine months ended September 30, 2003, the Partnership borrowed and repaid approximately $170,000. Interest expense for the nine months ended September 30, 2003 was approximately $4,000. During the nine months ended September 30, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the nine months ended September 30, 2002, amounted to less than $1,000. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

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

Lakeside Place Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $595,000 of capital improvements at Lakeside Place Apartments consisting of roof replacements, electrical, plumbing and air condtioning upgrades, structural improvements and floor covering and appliance replacements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $90,000 in capital improvements during the remainder of 2003 consisting primarily of floor covering and appliance replacements and parking lot resurfacing. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

During the nine months ended September 30, 2003, the Partnership completed approximately $118,000 of capital improvements at Preston Creek Apartments consisting primarily of floor covering and appliance replacements, air conditioning upgrades and parking lot resurfacing. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $49,000 in capital improvements during the remainder of 2003 consisting primarily of floor covering and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place and Preston Creek Apartments of approximately $27,118,000 is being amortized over 20 years with a maturity date of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2003 and 2002 (in thousands, except per unit data):

                                      Per Limited                         Per Limited
                  Nine Months Ended   Partnership    Nine Months Ended    Partnership
                  September 30, 2003      Unit      September 30, 2002       Unit

Operations (1)           $ 3              $ --             $ 546             $5.92

(1) Includes distributions of approximately $3,000 and $2,000 to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest, during the nine months ended September 30, 2003 and 2002, respectively.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 58,506.84 limited partnership units (the "Units") in the Partnership representing 65.02% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on November 12, 2003, AIMCO Properties, L.P., commenced a tender offer to acquire 31,473.16 Units for a purchase price of $69.52 per Unit. Such offer expires on December 11, 2003. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 65.02% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO which owns 35,473.17 (39.42%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment properties. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the Managing General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the Managing General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The Managing General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the Managing General Partner the claims will not result in any material liability to the Partnership.

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

               32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2003.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 12, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.