Form 10KSB
period 2003-12-31
CENTURY PROPERTIES FUND XV
filed 2004-03-29
CIK 314690

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended December 31, 2003

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934


                For the transition period from _________to _________

                          Commission file number 0-9680

                           CENTURY PROPERTIES FUND XV
                 (Name of small business issuer in its charter)

         California                                            94-2625577
(State or other jurisdiction of                              (I.R.S.Employer
 incorporation or organization)                             Identification No.)

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

State issuer's revenues for its most recent fiscal year.  $7,813,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including cost associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The net proceeds of the offering were used to acquire 17 income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in June 1982, and since then the principal activity of the Partnership has been holding for investment and ultimately selling its income-producing real estate properties. In the period from 1986 through January 1992, six office buildings, three apartment buildings, and one shopping center were sold or otherwise disposed. The Partnership sold two of its properties in 1995 and an office building in the first quarter of 1996. The remaining commercial property was sold in January 1997 and an apartment building was sold in the third quarter of 1997. As a result of these sales, the Partnership currently retains ownership in two properties which are located in Houston and Dallas, Texas. See "Item 2. Description of Properties" for a description of the Partnership's remaining properties.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that the Partnership's properties are substantially in compliance with present requirements, we may incur unanticipated expenses to comply with the ADA and the FHAA.

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

                           Gross
                          Carrying    Accumulated                         Federal
Property                   Value      Depreciation    Rate    Method     Tax Basis
                              (in thousands)                           (in thousands)

Lakeside Place            $34,476       $21,778     5-30 yrs    SL        $12,985
Preston Creek              10,395         5,711     5-30 yrs    SL          2,848

                          $44,871       $27,489                           $15,833

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                        Principal                                        Principal
                        Balance At                                        Balance
                       December 31,  Interest    Period    Maturity        Due At
      Property             2003        Rate    Amortized     Date       Maturity (1)
                      (in thousands)                                   (in thousands)

Lakeside Place           $21,671       8.34%    20 years   03/01/20         $ --
Preston Creek              5,254       6.65%    20 years   01/01/22            --

                         $26,925                                            $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2003 and 2002 for each property:

                                Average Annual                 Average Annual
                                 Rental Rates                     Occupancy
                                  (per unit)
 Property                    2003             2002           2003          2002

 Lakeside Place (1)         $9,118           $9,149           89%           94%
 Preston Creek (2)           7,469            8,063           95%           86%

(1) The Managing General Partner attributes the decrease in occupancy at Lakeside Place Apartments to a slow market and lower mortgage interest rates for home buyers.

(2) The Managing General Partner attributes the increase in occupancy at Preston Creek Apartments to overall better management of the property and a reduction in rental rates in an effort to attract new tenants.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2003 for each property were:

                                    2003             2003
                                   Billing           Rate
                               (in thousands)

Lakeside Place                      $ 729            2.96%
Preston Creek                         187            2.88%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $662,000 of capital improvements at Lakeside Place Apartments during the year ended December 31, 2003, consisting primarily of roof replacements, electrical, plumbing and air conditioning upgrades, appliance and floor covering replacements and structural improvements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for 2004 and currently expects to budget approximately $404,000. Additional improvements may be considered and will depend on the physical condition and anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $145,000 in capital expenditures at Preston Creek Apartments during the year ended December 31, 2003, consisting primarily of plumbing upgrades, air conditioning upgrades, appliance and floor covering replacements, parking lot resurfacing and structural improvements. These improvements were funded from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $125,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2003.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units aggregating $89,980,000. As of December 31, 2003, the Partnership had 89,980 Units outstanding held by 3,003 limited partners of record. Affiliates of the Managing General Partner owned 61,182.34 Units or 68.00% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002:

                                                 Distributions
                                                                Per Limited
                                        Aggregate            Partnership Unit
                                     (in thousands)
          1/1/03 - 12/31/03              $ 4 (1)                   $ --
          1/1/02 - 12/31/02             $ 549 (2)                    5.92

(1) Distributions of approximately $4,000 to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest.

(2) Distribution from operations. Includes a distribution of $5,000 to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the year ended December 31, 2003. Approximately $65,000 of Partnership management fees were paid during the year ended December 31, 2002, which is included in general and administrative expenses.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,182.34 limited partnership units (the "Units") in the Partnership representing 68.00% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $215,000 for the year ended December 31, 2003 compared to net income of approximately $158,000 for the year ended December 31, 2002. The increase in net loss for the year ended December 31, 2003 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to decreases in rental and other income. The decrease in rental income was attributable to a decrease in occupancy and an increase in concessions offered at Lakeside Place Apartments and a decrease in rental rates at both of the Partnership's investment properties, partially offset by an increase in occupancy at Preston Creek Apartments. The decrease in other income was primarily due to decreases in utility reimbursements and non-refundable administrative fees at Lakeside Place Apartments.

Total expenses for the year ended December 31, 2003 increased due to increases in operating and depreciation expenses partially offset by decreases in general and administrative and interest expenses. Property tax expense remained relatively constant between the periods. Operating expenses increased primarily due to an increase in the hazard insurance premiums at both of the Partnership's investment properties and an increase in salaries and related employee benefits at Lakeside Place Apartments. Depreciation expense increased due to property improvements and replacements placed into service at both of the Partnership's investment properties during the past twelve months, which are now being depreciated. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which reduced the average outstanding balance during the periods.

General and administrative expenses decreased for the year ended December 31, 2003 due primarily to a decrease in Partnership management fees paid in connection with distributions paid from operations. Also included in general and administrative expense at both December 31, 2003 and 2002, are reimbursements to the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $615,000 compared to approximately $630,000 at December 31, 2002. Cash and cash equivalents decreased approximately $15,000 from December 31, 2002 due to approximately $807,000 and $754,000 of cash used in investing and financing activities, respectively, partially offset by approximately $1,546,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments, distributions to the partners and payments made on advances from affiliates partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Interest is charged on any such borrowings at the prime rate plus 2%. During the years ended December 31, 2003 and 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Preston Creek Apartments during 2003 and Lakeside Place Apartments during 2002. During the year ended December 31, 2003, the Partnership borrowed and repaid approximately $170,000. Interest expense for the year ended December 31, 2003 was approximately $4,000. During the year ended December 31, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the year ended December 31, 2002 amounted to less than $1,000. As of December 31, 2003 there were no outstanding balances owed on the credit line. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year and expects to budget approximately $529,000 in capital improvements for both of the Partnership's properties in 2004. Additional improvements may be considered and will depend on the physical condition of the properties as well as replacement reserves and anticipated cash flow generated by the properties.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place and Preston Creek Apartments of approximately $26,925,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2003 and 2002:

                                                 Distributions
                                                                Per Limited
                                        Aggregate            Partnership Unit
                                    (in thousands)
          1/1/03 - 12/31/03              $ 4 (1)                   $ --
          1/1/02 - 12/31/02             $ 549 (2)                    5.92

(1) Distributions of approximately $4,000 to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest.

(2) Distribution from operations. Includes a distribution of $5,000 to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership unit.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the year ended December 31, 2003. Approximately $65,000 of Partnership management fees were paid during the year ended December 31, 2002, which is included in general and administrative expenses.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings, and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2004 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,182.34 limited partnership units (the "Units") in the Partnership representing 68.00% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

     Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

     Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2003 and 2002

     Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Century Properties Fund XV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 2003, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003


Assets
   Cash and cash equivalents                                                 $ 615
   Receivables and deposits                                                       44
   Other assets                                                                  558
   Investment properties (Notes B and E):
      Land                                                    $ 5,766
      Buildings and personal property                           39,105
                                                                44,871
      Less accumulated depreciation                            (27,489)       17,382
                                                                            $ 18,599

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 131
   Tenant security deposits payable                                              133
   Accrued property taxes                                                        917
   Other liabilities                                                             298
   Mortgage notes payable (Note B)                                            26,925

Partners' Deficit
   General partners                                           $ (1,455)
   Limited partners (89,980 units
      issued and outstanding)                                   (8,350)       (9,805)
                                                                            $ 18,599

           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                               2003          2002
Revenues:
  Rental income                                               $ 7,273       $ 7,503
  Other income                                                    540           608
      Total revenues                                            7,813         8,111

Expenses:
  Operating                                                     2,888         2,771
  General and administrative                                      330           386
  Depreciation                                                  1,673         1,615
  Interest                                                      2,220         2,277
  Property taxes                                                  917           904
      Total expenses                                            8,028         7,953


Net (loss) income (Note C)                                    $ (215)        $ 158

Net (loss) income allocated to general partners (2%)           $ (4)          $ 3
Net (loss) income allocated to limited partners (98%)            (211)          155

Net (loss) income                                             $ (215)        $ 158


Net (loss) income per limited partnership unit                $ (2.34)      $ 1.72

Distributions per limited partnership unit                     $ --         $ 5.92


           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

              CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)


                                     Limited
                                   Partnership    General      Limited
                                      Units       Partners     Partners      Total

Original capital contributions        89,980        $ --       $89,980      $89,980

Partners' deficit at
  December 31, 2001                   89,980      $(1,434)     $(7,761)     $(9,195)

Distributions to partners                 --          (16)        (533)        (549)

Net income for the year
  ended December 31, 2002                 --            3          155          158

Partners' deficit at
  December 31, 2002                   89,980       (1,447)      (8,139)      (9,586)

Distributions to partners                 --           (4)          --           (4)

Net loss for the year ended
  December 31, 2003                       --           (4)        (211)        (215)

Partners' deficit at
  December 31, 2003                   89,980      $(1,455)     $(8,350)     $(9,805)


           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                               Years Ended December 31,
                                                                   2003        2002
Cash flows from operating activities:
  Net (loss) income                                               $ (215)      $ 158
  Adjustments to reconcile net (loss) income to net cash
   provided by operating activities:
     Depreciation                                                   1,673       1,615
     Amortization of loan costs                                        31          34
     Bad debt                                                         121         228
     Change in accounts:
      Receivables and deposits                                        (90)        210
      Other assets                                                    (56)        (21)
      Accounts payable                                                 63        (107)
      Tenant security deposits payable                                (16)         24
      Accrued property taxes                                           14         211
      Other liabilities                                                21          23
          Net cash provided by operating activities                 1,546       2,375

Cash flows from investing activities:
  Property improvements and replacements                             (807)       (839)
  Net withdrawals from restricted escrows                              --         128
          Net cash used in investing activities                      (807)       (711)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (750)       (681)
  Loan costs paid                                                      --          (9)
  Advances from affiliate                                             170         692
  Payment on advances from affiliate                                 (170)       (692)
  Distributions to partners                                            (4)       (549)
         Net cash used in financing activities                       (754)     (1,239)

Net (decrease) increase in cash and cash equivalents                  (15)        425

Cash and cash equivalents at beginning of year                        630         205
Cash and cash equivalents at end of year                          $ 615        $ 630

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,194      $ 2,217

           See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


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

Principles of Consolidation: The Partnership's financial statements include the accounts of Century Lakeside Place, L.P. in which the Partnership owns a 99% interest. The Partnership has the ability to control the major operating and financial policies of the partnership. All interpartnership transactions have been eliminated.

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amounts of its financial instruments (except for long term debt) approximate their fair values due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments at a borrowing rate currently available to the Partnership, is approximately $30,583,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $549,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27.5 years and (2) personal property additions over 5 years.

Loan Costs: Loan costs of approximately $527,000, less accumulated amortization of approximately $104,000, are included in other assets and are being amortized over the life of the loans. Included in interest expense is approximately $31,000 and $34,000 of amortization expense for the years ended December 31, 2003 and 2002, respectively. Amortization expense is expected to be approximately $32,000 in 2004 and 2005, $31,000 in 2006 and $30,000 in 2007 and
2008.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income attributable to leases monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of these assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $131,000 and $140,000 for the years ended December 31, 2003 and 2002, respectively, and are included in operating expense.


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

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal     Monthly                            Principal
                       Balance At    Payment     Stated                  Balance
                      December 31,  Including   Interest   Maturity      Due At
      Property            2003       Interest     Rate       Date       Maturity
                          (in thousands)                             (in thousands)

Lakeside Place          $21,671       $ 203      8.34%     03/01/20       $ --
Preston Creek             5,254           42     6.65%     01/01/22           --

Total                   $26,925       $ 245                               $ --

The mortgage notes payable are non-recourse and are secured by pledge of the Partnership's rental properties and by pledge of revenues from the respective apartment properties. The mortgage notes payable include prepayment penalties if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2003 are as follows (in thousands):

                             2004                 $ 812
                             2005                    880
                             2006                    953
                             2007                  1,032
                             2008                  1,119
                          Thereafter              22,129
                                                 $26,925

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                                    For the Years Ended
                                                        December 31,
                                                     2003          2002
Net (loss) income as reported                       $ (215)        $ 158
Add (deduct):
  Depreciation differences                             187           154
  Unearned revenue                                     (53)           29
  Accrued expenses                                      (2)           (6)
  Other                                                 41            84

Federal taxable (loss) income                       $ (42)         $ 419
Federal taxable (loss) income per limited
  partnership unit                                  $(0.46)       $ 4.57

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                 2003

Net liabilities as reported                    $(9,805)
   Land and buildings                            6,066
   Accumulated depreciation                     (7,615)
   Deferred sales commission                     8,008
   Syndication and distribution costs            2,314
   Other                                           162
Net liabilities - income tax method             $ (870)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $387,000 and $404,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $189,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. At December 31, 2003, approximately $30,000 was owed and is included in other liabilities.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the year ended December 31, 2003 as there were no operating distributions. Approximately $65,000 was paid during the year ended December 31, 2002, which is included in general and administrative expenses.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Interest is charged on any such borrowings at the prime rate plus 2%. During the years ended December 31, 2003 and 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Preston Creek Apartments during 2003 and Lakeside Place Apartments during 2002. During the year ended December 31, 2003, the Partnership borrowed and repaid approximately $170,000. Interest expense for the year ended December 31, 2003 was approximately $4,000. During the year ended December 31, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the year ended December 31, 2002 amounted to less than $1,000. As of December 31, 2003 there were no outstanding balances owed on the credit line. Subsequent to December 31, 2003, the Managing General Partner advanced the Partnership $270,000 to fund property tax bills at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $134,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,182.34 limited partnership units (the "Units") in the Partnership representing 68.00% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation

                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                     Buildings       Net Costs
                                                    and Related     Capitalized
                                                      Personal     Subsequent to
     Description         Encumbrances      Land       Property      Acquisition
                        (in thousands)                            (in thousands)

Lakeside Place             $21,671       $ 3,659      $21,481         $ 9,336
Preston Creek                5,254         2,118        5,793           2,484

Total                      $26,925       $ 5,777      $27,274         $11,820


                 Gross Amount At Which Carried
                       At December 31, 2003
                        (in thousands)
                          Buildings
                             and
                           Personal            Accumulated    Year of      Date    Depreciable
Description       Land     Property    Total   Depreciation Construction  Acquired Life Years

Lakeside Place   $ 3,659   $30,817    $34,476    $21,778       10/76       12/80    5-30 yrs
Preston Creek      2,107     8,288     10,395      5,711       10/79       08/81    5-30 yrs

Total            $ 5,766   $39,105    $44,871    $27,489

Reconciliation of Investment Properties and Accumulated Depreciation:

                                                      December 31,
                                                  2003            2002
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $44,064          $43,225
  Property improvements                             807              839
Balance at end of year                          $44,871          $44,064

Accumulated Depreciation
Balance at beginning of year                    $25,816          $24,201
  Additions charged to expense                    1,673            1,615
Balance at end of year                          $27,489          $25,816

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2003 and 2002, is $50,937,000 and $50,130,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is $35,104,000 and $33,618,000, respectively.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The Managing General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8a.    Controls and Procedures

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Peter K. Kompaniez           59    Director
Martha L. Long               44    Director and Senior Vice President
Harry G. Alcock              41    Executive Vice President
Miles Cortez                 60    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            40    Executive Vice President
Paul J. McAuliffe            47    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             41    Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the Managing General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Managing General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the Managing General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the Managing General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2003.

       Name and Address of          Amount and nature of      Percentage
        Beneficial Owner            Beneficial Ownership       of Class

Fox Capital Management Corp.
  (an affiliate of AIMCO)                    100.00              0.11%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    107.00              0.12%
Riverside Drive, LLC
  (an affiliate of AIMCO)                 35,473.17             39.43%
Madison River Properties, LLC
  (an affiliate of AIMCO)                  4,222.00              4.69%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                 21,280.17             23.65%

AIMCO IPLP, L.P. (formerly known as Insignia Properties, L.P.), Riverside Drive, LLC, Fox Capital Management Corp. and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237

No director or officer of the Managing General Partner owns any Units. The Managing General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

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

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $387,000 and $404,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $189,000 and $172,000 for the years ended December 31, 2003 and 2002, respectively, which is included in general and administrative expenses. At December 31, 2003, approximately $30,000 was owed and is included in other liabilities.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the year ended December 31, 2003 as there were no operating distributions. Approximately $65,000 was paid during the year ended December 31, 2002, which is included in general and administrative expenses.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. Interest is charged on any such borrowings at the prime rate plus 2%. During the years ended December 31, 2003 and 2002, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Preston Creek Apartments during 2003 and Lakeside Place Apartments during 2002. During the year ended December 31, 2003, the Partnership borrowed and repaid approximately $170,000. Interest expense for the year ended December 31, 2003 was approximately $4,000. During the year ended December 31, 2002, the Partnership borrowed and repaid approximately $692,000. Interest expense during the year ended December 31, 2002 amounted to less than $1,000. As of December 31, 2003 there were no outstanding balances owed on the credit line. Subsequent to December 31, 2003, the Managing General Partner advanced the Partnership $270,000 to fund property tax bills at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $111,000 and $134,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,182.34 limited partnership units (the "Units") in the Partnership representing 68.00% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.00% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

Item 13.    Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            See Exhibit Index.

      (b)   Reports on Form 8-K:

            None filed during the quarter ended December 31, 2003.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $37,000 and $36,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $9,000 and $11,000, respectively.

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


                                    CENTURY PROPERTIES FUND XV


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President and     Date: March 29, 2004
Thomas M. Herzog              Chief Accounting Officer

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

      10.8 Multifamily Note dated February 2, 2000, by and between the Partnership and ARCS Commercial Mortgage Co., LP, for Lakeside Place Apartments. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2002.

      10.9 Multifamily Note dated December 13, 2001, by and between the Partnership and GMAC Commercial Mortgage Corporation, a California corporation. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2002.

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

      32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date:  March 29, 2004

                                /s/Martha L. Long
                                 Martha L. Long
                                    Senior   Vice   President   of  Fox  Capital
                                    Management  Corporation,  equivalent  of the
                                    chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date:  March 29, 2004

                                /s/Thomas M. Herzog
                                Thomas M. Herzog
                                Senior  Vice  President  and  Chief   Accounting
                                Officer of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XV (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.