Form 10QSB
period 2004-03-31
CENTURY PROPERTIES FUND XV
filed 2004-05-13
CIK 314690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004

Assets
   Cash and cash equivalents                                                 $ 252
   Receivables and deposits                                                      35
   Other assets                                                                 776
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  39,208
                                                               44,974
      Less accumulated depreciation                           (27,911)       17,063
                                                                           $ 18,126
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 327
   Tenant security deposit liabilities                                          125
   Accrued property taxes                                                       238
   Due to affiliate                                                             348
   Other liabilities                                                            260
   Mortgage notes payable                                                    26,728

Partners' Deficit
   General partners                                          $ (1,457)
   Limited partners (89,980 units issued and
      outstanding)                                             (8,443)       (9,900)
                                                                           $ 18,126


        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                               Three Months Ended
                                                                       March 31,
                                                               2004          2003
Revenues:
  Rental income                                               $ 1,705       $ 1,837
  Other income                                                    144           118
      Total revenues                                            1,849         1,955

Expenses:
  Operating                                                       659           654
  General and administrative                                       77            87
  Depreciation                                                    422           416
  Interest                                                        548           562
  Property taxes                                                  238           233
      Total expenses                                            1,944         1,952

Net (loss) income                                              $ (95)         $ 3

Net (loss) income allocated to general partners (2%)           $ (2)         $ --

Net (loss) income allocated to limited partners (98%)             (93)            3

                                                               $ (95)         $ 3

Net (loss) income per limited partnership unit                $ (1.03)      $ 0.03


        See Accompanying Notes to Consolidated Financial Statements


                         CENTURY PROPERTIES FUND XV
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)


                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980      $89,980

Partners' deficit at
   December 31, 2003                  89,980     $(1,455)     $(8,350)     $(9,805)

Net loss for the three months
   ended March 31, 2004                   --          (2)         (93)         (95)

Partners' deficit at
   March 31, 2004                     89,980     $(1,457)     $(8,443)     $(9,900)


        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net (loss) income                                               $ (95)        $ 3
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Depreciation                                                    422          416
     Amortization of loan costs                                        8            8
     Bad debt                                                         35           22
     Change in accounts:
      Receivables and deposits                                       (26)         (25)
      Other assets                                                  (226)          34
      Accounts payable                                               196          (33)
      Tenant security deposit liabilities                             (8)          (2)
      Accrued property taxes                                        (679)        (671)
      Due to affiliate                                                48            1
      Other liabilities                                               (8)          89
        Net cash used in operating activities                       (333)        (158)

Cash flows used in investing activities:
  Property improvements and replacements                            (103)        (186)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (197)        (194)
  Advances from affiliate                                            270          170
  Payment on advances from affiliate                                  --          (22)
        Net cash provided by (used in) financing activities           73          (46)

Net decrease in cash and cash equivalents                           (363)        (390)

Cash and cash equivalents at beginning of period                     615          630
Cash and cash equivalents at end of period                        $ 252        $ 240

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 538        $ 584

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                $ --        $ 147


        See Accompanying Notes to Consolidated Financial Statements


                         CENTURY PROPERTIES FUND XV
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $93,000 and $99,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $45,000 and $50,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At March 31, 2004, approximately $75,000 of reimbursements for services were owed by the Partnership and are included in due to affiliate on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the three month periods ended March 31, 2004 and 2003, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2004 and 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments in 2004 and Preston Creek Apartments in 2003. During the three months ended March 31, 2004 and 2003 and the Partnership borrowed approximately $270,000 and $170,000, respectively. Interest is charged at the prime rate plus 2% (6% at March 31, 2004). At March 31, 2004, the balance of the advance, including accrued interest, was approximately $273,000. Interest expense for the three months ended March 31, 2004 and 2003 was approximately $3,000 and $2,000, respectively. Payments of approximately $22,000 were made during the three months ended March 31, 2003. There were no payments made during the three months ended March 31, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $73,000. The Partnership was charged approximately $111,000 for 2003.

Note C - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakeside Place Apartments                     86%        88%
        Houston, Texas
      Preston Creek Apartments                      89%        98%
        Dallas, Texas

The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to a slow market and lower interest rates for home buyers.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2004 was approximately $95,000 compared to net income of approximately $3,000 for the three months ended March 31, 2003. The decrease in net income is due to a decrease in total revenues partially offset by a decrease in total expenses.

Total revenues decreased due to a decrease in rental income partially offset by an increase in other income. The decrease in rental income was attributable to a decrease in occupancy at both of the Partnership's investment properties and an increase in bad debt expense and concession costs at Preston Creek Apartments. Other income increased due to an increase in lease cancellation fees and utility reimbursements at Lakeside Place Apartments.

Total expenses decreased due to decreases in general and administrative and interest expenses partially offset by an increase in depreciation expense. Operating and property tax expenses were relatively constant between the periods. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which reduced the average outstanding balance during the periods. Depreciation expense increased due to property improvements and replacements placed into service at both of the Partnership's investment properties during the past twelve months, which are now being depreciated.

General and administrative expenses decreased for the three months ended March 31, 2004 due primarily to a reduced cost of services included in the management reimbursements charged by an affiliate of the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $252,000 compared to approximately $240,000 at March 31, 2003. Cash and cash equivalents decreased by approximately $363,000 from December 31, 2003 due to approximately $333,000 and $103,000 of cash used in operating and investing activities, respectively, partially offset by approximately $73,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from affiliates partially offset by principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments. The Partnership invests its working capital reserves in interest-bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2004 and 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments in 2004 and Preston Creek Apartments in 2003. During the three months ended March 31, 2004 and 2003 and the Partnership borrowed approximately $270,000 and $170,000, respectively. Interest is charged at the prime rate plus 2% (6% at March 31, 2004). At March 31, 2004, the balance of the advance, including accrued interest, was approximately $273,000. Interest expense for the three months ended March 31, 2004 and 2003 was approximately $3,000 and $2,000, respectively. Payments of approximately $22,000 were made during the three months ended March 31, 2003. There were no payments made during the three months ended March 31, 2004.

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

Lakeside Place Apartments

During  the  three  months  ended  March 31,  2004,  the  Partnership  completed approximately $84,000 of capital improvements at Lakeside Place Apartments consisting of roof, floor covering and appliance replacements and plumbing fixture upgrades. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $319,000 on various capital improvements to the property during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

During the three months ended March 31, 2004, the Partnership completed approximately $19,000 of capital improvements at Preston Creek Apartments consisting primarily of floor covering, appliance and roof replacements and parking lot resurfacing. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $106,000 on various capital improvements to the property during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place and Preston Creek Apartments of approximately $26,728,000 is being amortized over 20 years with a maturity date of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

There were no distributions for the three months ended March 31, 2004 or 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,325.34 limited partnership units (the "Units") in the Partnership representing 68.15% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properites, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.15% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

                  Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date:  May 13, 2004

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

Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Thomas M. Herzog, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.