Form 10QSB
period 2004-06-30
CENTURY PROPERTIES FUND XV
filed 2004-08-13
CIK 314690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XV
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004

Assets
   Cash and cash equivalents                                                 $ 176
   Receivables and deposits                                                      74
   Other assets                                                                 777
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  39,420
                                                               45,186
      Less accumulated depreciation                           (28,337)       16,849
                                                                           $ 17,876
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 202
   Tenant security deposit liabilities                                          124
   Accrued property taxes                                                       432
   Due to affiliate                                                             352
   Other liabilities                                                            335
   Mortgage notes payable                                                    26,527

Partners' Deficit
   General partners                                          $ (1,461)
   Limited partners (89,980 units issued and
      outstanding)                                             (8,635)      (10,096)
                                                                           $ 17,876

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended           Six Months Ended
                                              June 30,                    June 30,
                                         2004          2003          2004          2003
Revenues:
  Rental income                        $ 1,677        $ 1,841       $ 3,382      $ 3,678
  Other income                             146            145           290          263
     Total revenues                      1,823          1,986         3,672        3,941

Expenses:
  Operating                                772            688         1,431        1,342
  General and administrative                81             85           158          172
  Depreciation                             426            426           848          842
  Interest                                 546            558         1,094        1,120
  Property taxes                           194            231           432          464
     Total expenses                      2,019          1,988         3,963        3,940

Net (loss) income                       $ (196)        $ (2)        $ (291)        $ 1

Net (loss) income allocated
  to general partners (2%)               $ (4)         $ --          $ (6)         $ --
Net (loss) income allocated
  to limited partners (98%)               (192)            (2)         (285)           1

                                        $ (196)        $ (2)        $ (291)        $ 1

Net (loss) income per limited
  partnership unit                     $ (2.14)       $ (0.02)      $ (3.17)      $ 0.01


        See Accompanying Notes to Consolidated Financial Statements


                         CENTURY PROPERTIES FUND XV
           CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)

                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980     $ 89,980

Partners' deficit at
   December 31, 2003                  89,980     $(1,455)     $(8,350)    $ (9,805)

Net loss for the six months
   ended June 30, 2004                    --          (6)        (285)        (291)

Partners' deficit at
   June 30, 2004                      89,980     $(1,461)     $(8,635)    $(10,096)

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                    2004         2003
Cash flows from operating activities:
  Net (loss) income                                                $ (291)        $ 1
  Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
     Depreciation                                                      848          842
     Amortization of loan costs                                         16           17
     Bad debt                                                           66           58
     Change in accounts:
      Receivables and deposits                                         (96)         (72)
      Other assets                                                    (235)        (161)
      Accounts payable                                                  11          (41)
      Tenant security deposit liabilities                               (9)           5
      Accrued property taxes                                          (485)        (439)
      Due to affiliate                                                  52           --
      Other liabilities                                                 67          141
        Net cash (used in) provided by operating activities            (56)         351

Cash flows used in investing activities:
  Property improvements and replacements                              (255)        (560)

Cash flows from financing activities:
  Payments on mortgage notes payable                                  (398)        (368)
  Advances from affiliate                                              270          170
  Payment on advances from affiliate                                    --          (96)
        Net cash used in financing activities                         (128)        (294)

Net decrease in cash and cash equivalents                             (439)        (503)

Cash and cash equivalents at beginning of period                       615          630
Cash and cash equivalents at end of period                          $ 176        $ 127

Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 1,072      $ 1,106

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                                 $ 60         $ 56


        See Accompanying Notes to Consolidated Financial Statements


                         CENTURY PROPERTIES FUND XV
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $183,000 and $196,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $90,000 and $99,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At June 30, 2004, approximately $75,000 of reimbursements for services were owed by the Partnership and are included in due to affiliate on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the six month periods ended June 30, 2004 and 2003, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2004 and 2003, the Managing
General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments in 2004 and Preston Creek Apartments in 2003. During the six months ended June 30, 2004 and 2003, the Partnership borrowed approximately $270,000 and $170,000, respectively. Interest is charged at the prime rate plus 2% (6% at June 30, 2004). At June 30, 2004, the balance of the advance, including accrued interest, was approximately $277,000. Interest expense for the six months ended June 30, 2004 and 2003 was approximately $7,000 and $3,000, respectively. Payments of approximately $96,000 were made during the six months ended June 30, 2003. There were no payments made during the six months ended June 30, 2004.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $73,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole.
Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakeside Place Apartments                     86%        90%
        Houston, Texas
      Preston Creek Apartments                      88%        97%
        Dallas, Texas

The Managing General Partner attributes the decrease in occupancy at both Lakeside Place and Preston Creek Apartments to lower interest rates for home buyers.

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

Results of Operations

The  Partnership's  net  loss  for  the six  months  ended  June  30,  2004  was approximately $291,000 compared to net income of approximately $1,000 for the six months ended June 30, 2003. The Partnership's net loss for the three months ended June 30, 2004 and 2003 was approximately $196,000 and $2,000, respectively. The increase in net loss for both the three and six month periods is due to a decrease in total revenues and an increase in total expenses.

Total revenues for both the three and six months ended June 30, 2004 decreased due to decreases in rental income which was partially offset by an increase in other income for the six months ended June 30, 2004. The decrease in rental income is attributable to a decrease in occupancy at both of the Partnership's investment properties, an increase in bad debt expense at Preston Creek
Apartments and an increase in concessions at Lakeside Place Apartments. Other income increased due to an increase in lease cancellation fees at both of the Partnership's investment properties and an increase in utility reimbursements at Lakeside Place Apartments partially offset by a decrease in late fees at both of the Partnership's investment properties and a decrease in cleaning and damage fees and parking income at Lakeside Place Apartments.

Total expenses for both the three and six months ended June 30, 2004 increased due to increases in operating expense offset by decreases in general and administrative, interest and property tax expenses. Depreciation expense was relatively constant for the comparable periods. Operating expense increased due to an increase in property and maintenance expenses partially offset by a decrease in property management fees. Property expense increased due to increases in utilities at Lakeside Place Apartments and an increase in salaries and related employee benefits at Preston Creek Apartments. Maintenance expense increased due to an increase in repairs at Lakeside Place Apartments and contract services at Preston Creek Apartments. Management fees decreased at both properties due to the decrease in rental income on which these fees are based. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which reduced the average outstanding balance during the periods. Property tax expense decreased as a result of an appeal by the Partnership of the assessed value by the taxing authorities for 2004 related to Lakeside Place Apartments. The appeal resulted in a reduction of the property tax expense for 2004 at Lakeside Place Apartments.

General and administrative expenses decreased for both the three and six months ended June 30, 2004 primarily due to the reduced cost of services included in the management reimbursements charged by an affiliate of the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $176,000 compared to approximately $127,000 at June 30, 2003. Cash and cash equivalents decreased by approximately $439,000 from December 31, 2003 due to approximately $56,000, $255,000 and $128,000 of cash used in operating, investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest-bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2004 and 2003, the Managing
General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments in 2004 and Preston Creek Apartments in 2003. During the six months ended June 30, 2004 and 2003, the Partnership borrowed approximately $270,000 and $170,000, respectively. Interest is charged at the prime rate plus 2% (6% at June 30, 2004). At June 30, 2004, the balance of the advance, including accrued interest, was approximately $277,000. Interest expense for the six months ended June 30, 2004 and 2003 was approximately $7,000 and $3,000, respectively. Payments of approximately $96,000 were made during the six months ended June 30, 2003. There were no payments made during the six months ended June 30, 2004.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for each of the Partnership's properties are detailed below.

Lakeside Place Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $214,000 of capital improvements at Lakeside Place Apartments consisting of roof, floor covering and appliance replacements, structural improvements, parking lot resurfacing and plumbing fixture upgrades. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $189,000 on various capital improvements to the property during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

During the six months ended June 30, 2004, the Partnership completed approximately $101,000 of capital improvements at Preston Creek Apartments consisting primarily of electrical and plumbing fixture upgrades, furniture and fixtures, appliance and floor covering replacements and structural improvements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $25,000 on various capital improvements to the property during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place and Preston Creek Apartments of approximately $26,527,000 is being amortized over 20 years with a maturity date of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

There were no distributions for the six months ended June 30, 2004 or 2003. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of debt maturities, refinancings and/or property sales. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Registrant will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,427.34 limited partnership units (the "Units") in the Partnership representing 68.27% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.27% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO, as its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See Exhibit Index attached.

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    CENTURY PROPERTIES FUND XV


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                          Stephen B. Waters
                                          Vice President


                                    Date: August 13, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

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


I, Stephen B. Waters, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Century Properties Fund XV;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 13, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of   Fox    Capital
                                    Management  Corporation,  equivalent  of
                                    the  chief  financial   officer  of  the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 13, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 13, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.