Form 10QSB
period 2004-09-30
CENTURY PROPERTIES FUND XV
filed 2004-11-12
CIK 314690

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB


(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 110
   Receivables and deposits                                                      61
   Other assets                                                                 762
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  39,861
                                                               45,627
      Less accumulated depreciation                           (28,763)       16,864
                                                                           $ 17,797
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 426
   Tenant security deposit liabilities                                          118
   Accrued property taxes                                                       646
   Other liabilities                                                            315
   Due to affiliates                                                            372
   Mortgage notes payable                                                    26,322

Partners' Deficit
   General partners                                          $ (1,469)
   Limited partners (89,980 units issued and
      outstanding)                                             (8,933)      (10,402)
                                                                           $ 17,797


                See Accompanying Notes to Financial Statements

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                         2004          2003          2004          2003
Revenues:
  Rental income                        $ 1,659        $ 1,838       $ 5,041      $ 5,516
  Other income                             177            143           467          406
     Total revenues                      1,836          1,981         5,508        5,922

Expenses:
  Operating                                924            776         2,355        2,118
  General and administrative                70             79           228          251
  Depreciation                             426            413         1,274        1,255
  Interest                                 541            552         1,635        1,672
  Property taxes                           179            233           611          697
     Total expenses                      2,140          2,053         6,103        5,993

Net loss                                $ (304)        $ (72)       $ (595)       $ (71)

Net loss allocated
  to general partners (2%)               $ (6)         $ (1)         $ (12)        $ (1)
Net loss allocated
  to limited partners (98%)               (298)           (71)         (583)         (70)

                                        $ (304)        $ (72)       $ (595)       $ (71)

Net loss per limited
  partnership unit                     $ (3.31)       $ (0.79)      $ (6.48)     $ (0.78)


                See Accompanying Notes to Financial Statements

                          CENTURY PROPERTIES FUND XV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980     $ 89,980

Partners' deficit at
   December 31, 2003                  89,980     $(1,455)     $(8,350)    $ (9,805)

Distributions to partners                 --          (2)          --           (2)

Net loss for the nine months
   ended September 30, 2004               --         (12)        (583)        (595)

Partners' deficit at
   September 30, 2004                 89,980     $(1,469)     $(8,933)    $(10,402)

                        See Accompanying Notes to Financial Statements



                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                 Nine Months Ended
                                                                   September 30,
                                                                     2004     2003
Cash flows from operating activities:
  Net loss                                                       $ (595)      $ (71)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                 1,274        1,255
     Amortization of loan costs                                      24           23
     Bad debt                                                       130           94
     Change in accounts:
      Receivables and deposits                                     (147)         (85)
      Other assets                                                 (228)        (135)
      Accounts payable                                               84          (17)
      Tenant security deposit liabilities                           (15)         (10)
      Accrued property taxes                                       (271)        (206)
      Due to affiliates                                              72           15
      Other liabilities                                              47           16
        Net cash provided by operating activities                   375          879

Cash flows used in investing activities:
  Property improvements and replacements                           (545)        (681)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (603)        (557)
  Advances from affiliate                                           270          170
  Payment on advances from affiliate                                 --         (170)
  Distributions to partners                                          (2)          (3)
        Net cash used in financing activities                      (335)        (560)

Net decrease in cash and cash equivalents                          (505)        (362)

Cash and cash equivalents at beginning of period                    615          630
Cash and cash equivalents at end of period                       $ 110        $ 268

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,604      $ 1,652

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                              $ 211        $ 32

                See Accompanying Notes to Financial Statements

                             CENTURY PROPERTIES FUND XV
                           NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Reclassifications:

Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner are entitled to receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $270,000 and $296,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $135,000 and $144,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses. At September 30, 2004, approximately $91,000 of reimbursements for services were accrued by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the nine month periods ended September 30, 2004 and 2003, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2004 and 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments in 2004 and Preston Creek Apartments in 2003. During the nine months ended September 30, 2004 and 2003, the Partnership borrowed approximately $270,000 and $170,000, respectively. Interest accrues at the prime rate plus 2% (6.75% at September 30, 2004). At September 30, 2004, the balance of the advance, including accrued interest, was approximately $281,000. Interest expense for the nine months ended September 30, 2004 and 2003 was approximately $11,000 and $4,000, respectively. Payments of approximately $170,000 were made during the nine months ended September 30, 2003. There were no payments made during the nine months ended September 30, 2004. Subsequent to September 30, 2004, the Managing General Partner advanced the Partnership $250,000 to fund outstanding payables at Preston Creek Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $112,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2004 and 2003:

                                                   Average Occupancy
      Property                                      2004       2003

      Lakeside Place Apartments                     87%        90%
        Houston, Texas
      Preston Creek Apartments                      88%        96%
        Dallas, Texas

The Managing General Partner attributes the decrease in occupancy at Lakeside Place Apartments to a slow market and lower interest rates for home buyers.

The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to a change in the criteria used to accept new tenants. The changes were instituted in an effort to attract and maintain more desirable tenants which will then help to control operating expenses.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2004 was approximately $595,000 compared to a net loss of approximately $71,000 for the nine months ended September 30, 2003. The Partnership's net loss for the three months ended September 30, 2004 and 2003 was approximately $304,000 and $72,000, respectively. The increase in net loss for both the three and nine month periods is due to a decrease in total revenues and an increase in total expenses.

Total revenues for both the three and nine months ended September 30, 2004 decreased due to decreases in rental income which were partially offset by increases in other income. The decrease in rental income is attributable to a decrease in occupancy and an increase in concessions at both of the Partnership's investment properties and an increase in bad debt expense at Preston Creek Apartments. Other income increased due to an increase in lease cancellation fees at both of the Partnership's investment properties and utility reimbursements at Lakeside Place Apartments offset by a decrease in late fees at both of the Partnership's investment properties and a decrease in cleaning and damage fees and parking income at Lakeside Place Apartments.

Total expenses for both the three and nine months ended September 30, 2004 increased due to increases in operating and depreciation expenses offset by decreases in general and administrative, interest and property tax expenses. Operating expenses increased due to an increase in advertising, property and maintenance expenses partially offset by a decrease in property management fees. Advertising expenses increased due to increases in web advertising and special promotions in an effort to increase occupancy levels at both properties. Property expenses increased due to increases in utilities and salaries and related employee benefits at both of the Partnership's investment properties. Maintenance expenses increased due to increases in contract services at both of the Partnership's investment properties and repairs at Lakeside Place Apartments. Management fees decreased at both properties due to the decrease in rental income on which these fees are based. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which reduced the average outstanding balance during the periods. Property tax expense decreased as a result of an appeal by the Partnership of the assessed value by the taxing authorities for 2004 related to Lakeside Place Apartments. The appeal was successful and resulted in a reduction of the property tax expense for 2004 at Lakeside Place Apartments.

General and administrative expenses decreased for both the three and nine months ended September 30, 2004 primarily due to the reduced cost of services included in the management reimbursements charged by an affiliate of the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $110,000 compared to approximately $268,000 at September 30, 2003. Cash and cash equivalents decreased by approximately $505,000 from December 31, 2003 due to approximately $545,000 and $335,000 of cash used in investing and financing activities, respectively, partially offset by approximately $375,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments and distributions to partners partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest-bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2004 and 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments in 2004 and Preston Creek Apartments in 2003. During the nine months ended September 30, 2004 and 2003, the Partnership borrowed approximately $270,000 and $170,000, respectively. Interest accrues at the prime rate plus 2% (6.75% at September 30, 2004). At September 30, 2004, the balance of the advance, including accrued interest, was approximately $281,000. Interest expense for the nine months ended September 30, 2004 and 2003 was approximately $11,000 and $4,000, respectively. Payments of approximately $170,000 were made during the nine months ended September 30, 2003. There were no payments made during the nine months ended September 30, 2004. Subsequent to September 30, 2004, the Managing General Partner advanced the Partnership $250,000 to fund outstanding payables at Preston Creek Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for each of the Partnership's properties are detailed below.

Lakeside Place Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $450,000 of capital improvements at Lakeside Place Apartments consisting of roof, floor covering and appliance replacements, structural improvements, air conditioning upgrades, parking lot resurfacing, and plumbing fixture upgrades. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $58,000 on various capital improvements to the property during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

During the nine months ended September 30, 2004, the Partnership completed approximately $306,000 of capital improvements at Preston Creek Apartments consisting primarily of plumbing fixture upgrades, furniture and fixtures, appliance and floor covering replacements and structural improvements. These improvements were funded from operations. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $35,000 on various capital improvements to the property during the remainder of 2004. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term. The Managing General Partner believes that it would be advantageous to the Partnership to commence a redevelopment project of approximately $2,500,000 related to Preston Creek Apartments. The anticipated funding of this project would be a loan from an affiliate of the Managing General Partner. However, the actual commencement of the redevelopment project and loan from an affiliate are both subject to approval by the limited partners of the Partnership.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referred to above) of the Partnership. The mortgage indebtedness encumbering Lakeside Place and Preston Creek Apartments of approximately $26,322,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                   Nine Months Ended   Per Limited    Nine Months Ended   Per Limited
                     September 30      Partnership      September 30,     Partnership

                         2004              Unit             2003              Unit

Operations (1)            $ 2                --              $ 3               --


(1) Distributions to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest.

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

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,442.34 limited partnership units (the "Units") in the Partnership representing 68.28% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.28% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees. On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

On September 17, 2004, the Partnership sought the vote of the limited partners to 1) authorize the Managing General Partner to obtain a redevelopment loan of approximately $2.1 million from AIMCO Properties, LP with interest charged in excess of the rate stated in the Partnership Agreement, 2) authorize payment of a redevelopment planning fee to an affiliate of the Managing General Partner and
3) authorize payment of a redevelopment supervision fee to an affiliate of the Managing General Partner. The redevelopment loan would help to fund an estimated $2,500,000 redevelopment project at Preston Creek Apartments that the Managing General Partner feels is in the best interest of the Partnership. All responses by the limited partners are due to the Managing General Partner by November 15, 2004.


ITEM 6.     EXHIBITS

            See Exhibit Index attached.

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


                                    Date: November 12, 2004

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

      10.9 Multifamily Note dated December 13, 2001, by and between the Partnership and GMAC Commercial Mortgage Corporation, a California corporation, for Preston Creek Apartments. Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 2001.

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

Date:  November 12, 2004

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

Date:  November 12, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.