Form 10KSB
period 2004-12-31
CENTURY PROPERTIES FUND XV
filed 2005-03-18
CIK 314690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.  $7,320,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.


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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's properties. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The Managing General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operation" included in "Item 6" of this Form 10-KSB.

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


                        Gross
                       Carrying    Accumulated     Depreciable              Federal
Property                Value      Depreciation       Life       Method    Tax Basis
                           (in thousands)                                 (in thousands)

Lakeside Place         $35,058       $23,081        5-30 yrs       SL       $12,286
Preston Creek           10,858         6,117        5-30 yrs       SL         3,059

                       $45,916       $29,198                                $15,345

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

                        Principal                                        Principal
                        Balance At                                        Balance
                       December 31,  Interest    Period    Maturity        Due At
      Property             2004        Rate    Amortized     Date       Maturity (1)
                      (in thousands)                                   (in thousands)

Lakeside Place           $21,014       8.34%    20 years   03/01/20         $ --
Preston Creek              5,099       6.65%    20 years   01/01/22            --

                         $26,113                                            $ --

(1) See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2004 and 2003 for each property:

                                Average Annual                 Average Annual
                                 Rental Rates                     Occupancy
                                   (per unit)
 Property                    2004             2003           2004          2003

 Lakeside Place             $8,363           $8,801           87%           89%
 Preston Creek (1)           7,316            7,456           89%           95%

(1) The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to lower interest rates for home buyers and increased competition in the local market. During December 2004, the Partnership commenced with a $2,500,000 redevelopment project at the property to improve the property's overall appeal in its market. The redevelopment project is to consist of building retaining walls, improved landscaping, exterior building work, and appliance upgrades.

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2004 for each property were:

                                    2004             2004
                                   Billing           Rate
                                 (in thousands)

Lakeside Place                      $ 630            2.99%
Preston Creek                         187            2.93%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $582,000 of capital improvements at Lakeside Place Apartments during the year ended December 31, 2004, consisting primarily of roof, floor covering and appliance replacements, structural improvements, air conditioning and plumbing fixture upgrades and parking lot resurfacing. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $1,500,000 redevelopment project at Lakeside Place Apartments. The redevelopment project is to consist of foundation work. The project is to be financed with loans from an affiliate of the Managing General Partner which will accrue interest at prime plus 2%. Additional routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $463,000 in capital expenditures at Preston Creek Apartments during the year ended December 31, 2004, consisting primarily of furniture and fixtures, air conditioning upgrades, interior decorating and structural improvements, plumbing, appliance and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership has commenced with a $2,500,000 redevelopment project at Preston Creek Apartments. The redevelopment project is to consist of building retaining walls, improved landscaping, exterior building work and appliance upgrades. The project will be financed with loans from an affiliate of the Managing General Partner which will accrue interest at 10%. Additional routine capital expenditures are anticipated during 2005 at the Partnership's property. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow of the property.

The routine capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 17, 2004, the Partnership sought the vote of the limited partners to 1) authorize the Managing General Partner to obtain a redevelopment loan of approximately $2.1 million from AIMCO Properties, LP with interest charged in excess of the rate stated in the Partnership Agreement, 2) authorize payment of a redevelopment planning fee of $25,000 to an affiliate of the Managing General Partner and 3) authorize payment of a redevelopment supervision fee equal to 4% of the actual redevelopment cost to an affiliate of the Managing General Partner. The redevelopment loan would help to fund an estimated $2,500,000 redevelopment project at Preston Creek Apartments that the Managing General Partner feels is in the best interest of the Partnership.

On November 15, 2004, the consent solicitation expired pursuant to its terms. The consent of the requisite number of limited partners was received.
Accordingly, the Partnership commenced the redevelopment project at Preston Creek Apartments in December 2004. The redevelopment loan will bear interest at 10.0% and the redevelopment planning and supervision fees will be paid.

                                     PART II

Item 5.     Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units (the "Units") aggregating $89,980,000. As of December 31, 2004, the Partnership had 89,980 Units outstanding held by 2,973 limited partners of record. Affiliates of the Managing General Partner owned 61,447.34 Units or 68.29% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003:

                                                  Distributions
                                                             Per Limited
                                         Aggregate           Partnership Unit
                                      (in thousands)
         1/1/04 - 12/31/04 (1)              $ 2                    $ --
         1/1/03 - 12/31/03 (1)              $ 4                      --

(1) Distributions to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the years ended December 31, 2004 and 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,447.34 limited partnership units (the "Units") in the Partnership representing 68.29% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2004, AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $89.64 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.29% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership realized a net loss of approximately $907,000 for the year ended December 31, 2004 compared to a net loss of approximately $215,000 for the year ended December 31, 2003. The increase in net loss for the year ended December 31, 2004 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased primarily due to a decrease in rental income which was partially offset by an increase in other income. The decrease in rental income was attributable to a decrease in occupancy and the average rental rates and an increase in concessions offered at both of the Partnership's investment properties and an increase in bad debt expense at Preston Creek Apartments. Other income increased due to an increase in lease cancellation fees at both of the Partnership's investment properties and utility reimbursements at Lakeside Place Apartments partially offset by a decrease in late fees at both of the Partnership's investment properties and a decrease in cleaning and damage fees and parking income at Lakeside Place Apartments.

Total expenses for the year ended December 31, 2004 increased due to increases in operating and depreciation expenses offset by decreases in general and administrative, interest and property tax expenses. Operating expenses increased due to an increase in advertising, property and maintenance expenses partially offset by a decrease in property management fees. Advertising expenses increased due to increases in web advertising and special promotions in an effort to increase occupancy levels at both properties. Property expenses increased due to increases in utilities and salaries and related employee benefits at both of the Partnership's investment properties. Maintenance expenses increased due to increases in contract services at both of the Partnership's investment properties and repairs at Lakeside Place Apartments. Management fees decreased at both properties due to the decrease in rental income on which these fees are based. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense decreased due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which reduced the average outstanding balance during the periods partially offset by an increase in interest expense on advances from affiliates. Property tax expense decreased as a result of an appeal by the Partnership of the assessed value by the taxing authorities for 2004 related to Lakeside Place Apartments. The appeal was successful and resulted in a reduction of the property tax expense for 2004 at Lakeside Place Apartments.

General and administrative expenses decreased for the year ended December 31, 2004 primarily due a decrease in professional fees and to the reduced cost of services included in the management reimbursements charged by an affiliate of the Managing General Partner allowed under the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $129,000 compared to approximately $615,000 at December 31, 2003. Cash and cash equivalents decreased approximately $486,000 from December 31, 2003 due to approximately $963,000 and $265,000 of cash used in investing and financing activities, respectively, partially offset by approximately $742,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments and distributions to partners partially offset by advances received from affiliates. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2004 and 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments and property operations at Preston Creek Apartments in 2004 and property tax bills at Preston Creek Apartments in 2003. During the years ended December 31, 2004 and 2003, the Partnership borrowed approximately $520,000 and $170,000, respectively. Interest accrues at the prime rate plus 2% per annum (7.25% at December 31, 2004). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan of approximately $2.1 million from AIMCO Properties, LP with a fixed interest rate of 10% per annum. During the year ended December 31, 2004, AIMCO Properties, LP advanced the Partnership approximately $29,000 under the redevelopment loan. At December 31, 2004, the combined balance of advances from affiliates, including accrued interest, was approximately $568,000. Interest expense for the years ended December 31, 2004 and 2003 was approximately $19,000 and $4,000, respectively. There were no payments made during the year ended December 31, 2004. Payments of approximately $174,000, including accrued interest, were made during the year ended December 31, 2003. Subsequent to December 31, 2004 AIMCO Properties, LP advanced additional funds of approximately $220,000 under the redevelopment loan. In addition an affiliate of the Managing General Partner advanced additional funds of approximately $2,400,000 to cover real estate tax bills at both properties, capital improvements at Lakeside Place Apartments and partnership expenses.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. The Partnership regularly evaluates the capital improvement needs of the properties. The Partnership has commenced with a $2,500,000 redevelopment project at Preston Creek Apartments. The redevelopment project is to consist of building retaining walls, improved landscaping, exterior building work and appliance upgrades. The project will be financed with loans from an affiliate of the Managing General Partner which will accrue interest at 10%. In addition the Partnership has commenced with a $1,500,000 redevelopment project at Lakeside Place Apartments. The redevelopment project is to consist of foundation work. The project is to be financed with loans from an affiliate of the Managing General Partner which will accrue interest at prime plus 2%. Additional routine capital expenditures are anticipated during 2005 at both of the Partnership's properties. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow of the properties.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness encumbering Lakeside Place and Preston Creek Apartments of approximately $26,113,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2004 and 2003:

                                                  Distributions
                                                               Per Limited
                                         Aggregate           Partnership Unit
                                       (in thousands)
         1/1/04 - 12/31/04 (1)              $ 2                    $ --
         1/1/03 - 12/31/03 (1)              $ 4                      --

(1) Distributions to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership unit.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. There were no such fees paid during the years ended December 31, 2004 and 2003.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,447.34 limited partnership units (the "Units") in the Partnership representing 68.29% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2004, AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $89.64 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.29% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Century Properties Fund XV


We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 2004, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 2005

                           CENTURY PROPERTIES FUND XV

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                 $ 129
   Receivables and deposits                                                       85
   Other assets                                                                  669
   Investment properties (Notes B and E):
      Land                                                    $ 5,766
      Buildings and personal property                           40,150
                                                                45,916
      Less accumulated depreciation                            (29,198)       16,718
                                                                            $ 17,601

Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 232
   Tenant security deposits payable                                              106
   Accrued property taxes                                                        816
   Other liabilities                                                             336
   Due to affiliates (Note D)                                                    712
   Mortgage notes payable (Note B)                                            26,113

Partners' Deficit
   General partners                                           $ (1,475)
   Limited partners (89,980 units
      issued and outstanding)                                   (9,239)      (10,714)
                                                                            $ 17,601

        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
                                                               2004          2003
Revenues:
  Rental income                                               $ 6,667       $ 7,273
  Other income                                                    653           540
      Total revenues                                            7,320         7,813

Expenses:
  Operating                                                     3,253         2,888
  General and administrative                                      309           330
  Depreciation                                                  1,709         1,673
  Interest                                                      2,177         2,220
  Property taxes                                                  779           917
      Total expenses                                            8,227         8,028


Net loss (Note C)                                             $ (907)       $ (215)

Net loss allocated to general partners (2%)                    $ (18)        $ (4)
Net loss allocated to limited partners (98%)                     (889)         (211)

Net loss                                                      $ (907)       $ (215)


Net loss per limited partnership unit                         $ (9.88)      $ (2.34)

        See Accompanying Notes to Consolidated Financial Statements


                           CENTURY PROPERTIES FUND XV

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                     Limited
                                   Partnership    General      Limited
                                      Units       Partners     Partners      Total

Original capital contributions        89,980        $ --       $89,980      $89,980

Partners' deficit at
  December 31, 2002                   89,980      $(1,447)     $(8,139)     $(9,586)

Distributions to partners                 --           (4)          --           (4)

Net loss for the year
  ended December 31, 2003                 --           (4)        (211)        (215)

Partners' deficit at
  December 31, 2003                   89,980       (1,455)      (8,350)      (9,805)

Distributions to partners                 --           (2)          --           (2)

Net loss for the year ended
  December 31, 2004                       --          (18)        (889)        (907)

Partners' deficit at
  December 31, 2004                   89,980      $(1,475)     $(9,239)     $(10,714)

        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                               Years Ended December 31,
                                                                   2004        2003
Cash flows from operating activities:
  Net loss                                                        $ (907)     $ (215)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                   1,709       1,673
     Amortization of loan costs                                        32          31
     Bad debt                                                         178         121
     Change in accounts:
      Receivables and deposits                                       (219)        (90)
      Other assets                                                   (143)        (56)
      Accounts payable                                                 19          63
      Tenant security deposits payable                                (27)        (16)
      Accrued property taxes                                         (101)         14
      Due to affiliates                                               133          30
      Other liabilities                                                68          (9)
          Net cash provided by operating activities                   742       1,546

Cash flows used in investing activities:
  Property improvements and replacements                             (963)       (807)

Cash flows from financing activities:
  Payments on mortgage notes payable                                 (812)       (750)
  Advances from affiliate                                             549         170
  Payment on advances from affiliate                                   --        (170)
  Distributions to partners                                            (2)         (4)
         Net cash used in financing activities                       (265)       (754)

Net decrease in cash and cash equivalents                            (486)        (15)

Cash and cash equivalents at beginning of year                        615         630
Cash and cash equivalents at end of year                          $ 129        $ 615

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 2,130      $ 2,194
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
    accounts payable                                               $ 82        $ --

        See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


Note A - Organization and Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $29,189,000.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $98,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $527,000, less accumulated amortization of approximately $136,000, are included in other assets and are amortized over the terms of the related loan agreements. Included in interest expense is approximately $32,000 and $31,000 of amortization expense for the years ended December 31, 2004 and 2003, respectively. Amortization expense is expected to be approximately $32,000 in 2005, $31,000 in 2006, $30,000 in 2007,
$29,000 in 2008 and $28,000 in 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Investment Properties: Investment properties consist of two apartment complexes and are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $186,000 and $131,000 for the years ended December 31, 2004 and 2003, respectively, and are included in operating expense.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Note B - Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:

                       Principal     Monthly                            Principal
                       Balance At    Payment     Stated                  Balance
                      December 31,  Including   Interest   Maturity      Due At
      Property            2004       Interest     Rate       Date       Maturity
                          (in thousands)                             (in thousands)

Lakeside Place          $21,014       $ 203      8.34%     03/01/20       $ --
Preston Creek             5,099           42     6.65%     01/01/22           --

Total                   $26,113       $ 245                               $ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership's rental properties and by a pledge of revenues from the respective rental properties. The mortgage notes payable include a prepayment penalty if repaid prior to maturity. Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2004 are as follows (in thousands):

                             2005                 $ 880
                             2006                    953
                             2007                  1,032
                             2008                  1,119
                             2009                  1,212
                          Thereafter              20,917
                                                 $26,113

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                    For the Years Ended
                                                        December 31,
                                                     2004          2003
Net loss as reported                                $ (907)       $ (215)
Add (deduct):
  Depreciation differences                             212           187
  Unearned revenue                                      36           (53)
  Accrued expenses                                     (31)           (2)
  Other                                                (16)           41

Federal taxable loss                                $ (706)        $ (42)
Federal taxable loss per limited
  partnership unit                                  $(7.69)       $(0.46)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

                                                 2004

Net liabilities as reported                    $(10,714)
   Land and buildings                             6,030
   Accumulated depreciation                      (7,403)
   Deferred sales commission                      8,008
   Syndication and distribution costs             2,314
   Other                                            189
Net liabilities - income tax method            $ (1,576)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $360,000 and $387,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $186,000 and $189,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At December 31, 2004, approximately $144,000 of reimbursements for services are charged by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2004 and 2003, as there were no operating distributions during the respective periods.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2004 and 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments and property operations at Preston Creek Apartments in 2004 and property tax bills at Preston Creek Apartments in 2003. During the years ended December 31, 2004 and 2003, the Partnership borrowed approximately $520,000 and $170,000, respectively. Interest accrues at the prime rate plus 2% per annum (7.25% at December 31, 2004). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan of approximately $2.1 million from AIMCO Properties, LP with a fixed interest rate of 10% per annum. During the year ended December 31, 2004, AIMCO Properties, LP advanced the Partnership approximately $29,000 under the redevelopment loan. At December 31, 2004, the combined balance of advances from affiliates, including accrued interest, was approximately $568,000. Interest expense for the years ended December 31, 2004 and 2003 was approximately $19,000 and $4,000, respectively. There were no payments made during the year ended December 31, 2004. Payments of approximately $174,000, including accrued interest, were made during the year ended December 31, 2003. Subsequent to December 31, 2004 AIMCO Properties, LP advanced additional funds of approximately $220,000 under the redevelopment loan. In addition an affiliate of the Managing General Partner advanced additional funds of approximately $2,400,000 to cover real estate tax bills at both properties, capital improvements at Lakeside Place Apartments and partnership expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $109,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,447.34 limited partnership units (the "Units") in the Partnership representing 68.29% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2004, AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $89.64 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.29% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E - Investment Properties and Accumulated Depreciation


                                              Initial Cost
                                             To Partnership
                                             (in thousands)
                                                     Buildings       Net Costs
                                                    and Related     Capitalized
                                                      Personal     Subsequent to
     Description         Encumbrances      Land       Property      Acquisition
                        (in thousands)                             (in thousands)

Lakeside Place             $21,014       $ 3,659      $21,481         $ 9,918
Preston Creek                5,099         2,118        5,793           2,947

Total                      $26,113       $ 5,777      $27,274         $12,865


                    Gross Amount At Which
                           Carried
                    At December 31, 2004
                       (in thousands)
                          Buildings
                             and
                           Personal            Accumulated    Year of      Date    Depreciable
Description       Land     Property    Total   Depreciation Construction  Acquired Life Years

Lakeside Place   $ 3,659   $31,399    $35,058    $23,081       10/76       12/80    5-30 yrs
Preston Creek      2,107     8,751     10,858      6,117       10/79       08/81    5-30 yrs

Total            $ 5,766   $40,150    $45,916    $29,198

Reconciliation of Investment Properties and Accumulated Depreciation:

                                                      December 31,
                                                  2004            2003
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $44,871          $44,064
  Property improvements                           1,045              807
Balance at end of year                          $45,916          $44,871

Accumulated Depreciation
Balance at beginning of year                    $27,489          $25,816
  Additions charged to expense                    1,709            1,673
Balance at end of year                          $29,198          $27,489

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2004 and 2003, is $51,946,000 and $50,937,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is $36,601,000 and $35,104,000, respectively.

Note F - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Name                        Age    Position

Martha L. Long               45    Director and Senior Vice President
Harry G. Alcock              42    Director and Executive Vice President
Miles Cortez                 61    Executive Vice President, General Counsel
                                     and Secretary
Patti K. Fielding            41    Executive Vice President
Paul J. McAuliffe            48    Executive Vice President and Chief
                                     Financial Officer
Thomas M. Herzog             42    Senior Vice President and Chief Accounting
                                     Officer
Stephen B. Waters            43    Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the Managing General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2004.

       Name and Address of          Amount and nature of      Percentage
        Beneficial Owner            Beneficial Ownership       of Class

Fox Capital Management Corp.
  (an affiliate of AIMCO)                    100.00              0.11%
AIMCO IPLP, L.P.
  (an affiliate of AIMCO)                    107.00              0.12%
Riverside Drive, LLC
  (an affiliate of AIMCO)                 35,473.17             39.43%
Madison River Properties, LLC
  (an affiliate of AIMCO)                  4,222.00              4.69%
AIMCO Properties, L.P.
  (an affiliate of AIMCO)                 21,545.17             23.94%

AIMCO IPLP, L.P., Riverside Drive, LLC, Fox Capital Management Corp. and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $360,000 and $387,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $186,000 and $189,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses. At December 31, 2004, approximately $144,000 of reimbursements for services are charged by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2004 and 2003, as there were no operating distributions during the respective periods.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2004 and 2003, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund property tax bills at Lakeside Place Apartments and property operations at Preston Creek Apartments in 2004 and property tax bills at Preston Creek Apartments in 2003. During the years ended December 31, 2004 and 2003, the Partnership borrowed approximately $520,000 and $170,000, respectively. Interest accrues at the prime rate plus 2% per annum (7.25% at December 31, 2004). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan of approximately $2.1 million from AIMCO Properties, LP with a fixed interest rate of 10% per annum. During the year ended December 31, 2004, AIMCO Properties, LP advanced the Partnership approximately $29,000 under the redevelopment loan. At December 31, 2004, the combined balance of advances from affiliates, including accrued interest, was approximately $568,000. Interest expense for the years ended December 31, 2004 and 2003 was approximately $19,000 and $4,000, respectively. There were no payments made during the year ended December 31, 2004. Payments of approximately $174,000, including accrued interest, were made during the year ended December 31, 2003. Subsequent to December 31, 2004 AIMCO Properties, LP advanced additional funds of approximately $220,000 under the redevelopment loan. In addition an affiliate of the Managing General Partner advanced additional funds of approximately $2,400,000 to cover real estate tax bills at both properties, capital improvements at Lakeside Place Apartments and partnership expenses.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the year ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $109,000 and $111,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,447.34 limited partnership units (the "Units") in the Partnership representing 68.29% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2004, AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $89.64 per Unit. Such offer expires on March 28, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.29% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit held. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See Exhibit Index.

Item 14.    Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $36,000 and $37,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $9,000 for both 2004 and 2003.

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


                                    CENTURY PROPERTIES FUND XV


                                    By:   Fox Capital Management Corporation
                                          Managing General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                          /s/Stephen B. Waters
                                    By:   Stephen B. Waters
                                          Vice President


                                    Date: March 18, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

Date:  March 18, 2005

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

Date:  March 18, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Century Properties Fund XV (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.