Form 10QSB
period 2005-03-31
CENTURY PROPERTIES FUND XV
filed 2005-05-12
CIK 314690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005




Assets
   Cash and cash equivalents                                                $ 1,115
   Receivables and deposits                                                      64
   Other assets                                                                 783
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  41,836
                                                               47,602
      Less accumulated depreciation                           (29,639)       17,963
                                                                           $ 19,925
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 815
   Tenant security deposit liabilities                                          104
   Accrued property taxes                                                       213
   Other liabilities                                                            323
   Due to affiliates (Note B)                                                 3,689
   Mortgage notes payable                                                    25,900

Partners' Deficit
   General partners                                          $ (1,483)
   Limited partners (89,980 units issued and
      outstanding)                                             (9,636)      (11,119)
                                                                           $ 19,925

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                               Three Months Ended
                                                                   March 31,
                                                               2005          2004
Revenues:
  Rental income                                               $ 1,606       $ 1,705
  Other income                                                    130           144
      Total revenues                                            1,736         1,849

Expenses:
  Operating                                                       837           659
  General and administrative                                       77            77
  Depreciation                                                    441           422
  Interest                                                        569           548
  Property taxes                                                  217           238
      Total expenses                                            2,141         1,944

Net loss                                                      $ (405)        $ (95)

Net loss allocated to general partners (2%)                    $ (8)         $ (2)

Net loss allocated to limited partners (98%)                     (397)          (93)

                                                              $ (405)        $ (95)

Net loss per limited partnership unit                         $ (4.41)      $ (1.03)


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --       $89,980     $ 89,980

Partners' deficit at
   December 31, 2004                  89,980     $(1,475)     $(9,239)    $(10,714)

Net loss for the three months
   ended March 31, 2005                   --          (8)        (397)        (405)

Partners' deficit at
   March 31, 2005                     89,980     $(1,483)     $(9,636)    $(11,119)


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                  Three Months Ended
                                                                       March 31,
                                                                   2005         2004
Cash flows from operating activities:
  Net loss                                                        $ (405)      $ (95)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation                                                    441          422
     Amortization of loan costs                                        8            8
     Bad debt                                                         32           35
     Change in accounts:
      Receivables and deposits                                       (11)         (26)
      Other assets                                                  (122)        (226)
      Accounts payable                                               201          196
      Tenant security deposit liabilities                             (2)          (8)
      Accrued property taxes                                        (603)        (679)
      Other liabilities                                              (13)          (8)
      Due to affiliates                                               90           48
        Net cash used in operating activities                       (384)        (333)

Cash flows used in investing activities:
  Property improvements and replacements                          (1,304)        (103)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (213)        (197)
  Advances from affiliate                                          2,887          270
        Net cash provided by financing activities                  2,674           73

Net increase (decrease) in cash and cash equivalents                 986         (363)

Cash and cash equivalents at beginning of period                     129          615
Cash and cash equivalents at end of period                       $ 1,115       $ 252

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 526        $ 538
Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
    accounts payable                                              $ 464         $ --

At December 31, 2004, approximately $82,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the three months ended March 31, 2005.

         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $88,000 and $93,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $46,000 and $45,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses. At March 31, 2005, approximately $193,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the three month periods ended March 31, 2005 and 2004, as there were no operating distributions during the respective periods.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2005 and 2004, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments, partnership expenses and $1,500,000 to cover capital improvements at Lakeside Place Apartments in 2005 and property tax bills at Lakeside Place Apartments in both 2005 and 2004. During the three months ended March 31, 2005 and 2004, the Partnership borrowed approximately $2,400,000 and $270,000, respectively. Interest accrues at the prime rate plus 2% per annum (7.75% at March 31, 2005). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan of approximately $2.1 million from AIMCO Properties, LP with a fixed interest rate of 10% per annum. During the three months ended March 31, 2005, AIMCO Properties, LP advanced the Partnership approximately $487,000 under the redevelopment loan. At March 31, 2005, the combined balance of advances from affiliates, including accrued interest, was approximately $3,496,000. Interest expense for the three months ended March 31, 2005 and 2004 was approximately $41,000 and $3,000, respectively. There were no payments made during the three months ended March 31, 2005. Subsequent to March 31, 2005, AIMCO Properties, LP advanced additional funds of approximately $912,000 under the redevelopment loan.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $77,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $109,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued an opinion in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further finding on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakeside Place Apartments                     83%        86%
        Houston, Texas
      Preston Creek Apartments                      92%        89%
        Dallas, Texas

The Managing General Partner attributes the decrease in occupancy at Lakeside Place Apartments to increased home purchases in the Houston, Texas area as a result of lower interest rates for home buyers.

The Managing General Partner attributes the increase in occupancy at Preston Creek Apartments to an increase in concessions offered and upgraded improvements at the property.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $405,000 compared to a net loss of approximately $95,000 for the three months ended March 31, 2004. The increase in net loss for the three months ended March 31, 2005 was due to a decrease in total revenues and an increase in total expenses.

Total revenues decreased due to decreases in both rental income and other income. The decrease in rental income is attributable to a decrease in occupancy at Lakeside Place Apartments, a decrease in average rental rates at both of the Partnership's investment properties and an increase in bad debt expense at Lakeside Place Apartments. Other income decreased due to a decrease in lease cancellation fees at both of the Partnership's investment properties.

Total expenses increased due to increases in operating, depreciation and interest expenses partially offset by a decrease in property tax expense. General and administrative expense remained relatively constant between the periods. Operating expenses increased due to increases in property and maintenance expenses. Property expenses increased due to increases in utilities and salaries and related employee benefits at both of the Partnership's investment properties. Maintenance expenses increased due to increases in contract services at both of the Partnership's investment properties. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in advances from affiliates. Property tax expense decreased as a result of an appeal by the Partnership of the assessed value by the taxing authorities for 2004 related to Lakeside Place Apartments. The appeal was successful and resulted in a reduction of the property tax expense at Lakeside Place Apartments.

Included in general and administrative expenses are accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $1,115,000 compared to approximately $252,000 at March 31, 2004. Cash and cash equivalents increased approximately $986,000 from December 31, 2004 due to approximately $2,674,000 of cash provided by financing activities partially offset by approximately $1,304,000 and $384,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances received from affiliates slightly offset by principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An  affiliate  of  the  Managing  General  Partner  has  made  available  to the
Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2005 and 2004, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments, partnership expenses and $1,500,000 to cover capital improvements at Lakeside Place Apartments in 2005 and property tax bills at Lakeside Place Apartments in both 2005 and 2004. During the three months ended March 31, 2005 and 2004, the Partnership borrowed approximately $2,400,000 and $270,000, respectively. Interest accrues at the prime rate plus 2% per annum (7.75% at March 31, 2005). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan of approximately $2.1 million from AIMCO Properties, LP with a fixed interest rate of 10% per annum. During the three months ended March 31, 2005, AIMCO Properties, LP advanced the Partnership approximately $487,000 under the redevelopment loan. At March 31, 2005, the combined balance of advances from affiliates, including accrued interest, was approximately $3,496,000. Interest expense for the three months ended March 31, 2005 and 2004 was approximately $41,000 and $3,000, respectively. There were no payments made during the three months ended March 31, 2005. Subsequent to March 31, 2005, AIMCO Properties, LP advanced additional funds of approximately $912,000 under the redevelopment loan.

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

Lakeside Place Apartments

The Partnership completed approximately $1,126,000 of capital improvements at Lakeside Place Apartments during the three months ended March 31, 2005, consisting primarily of roof and floor covering replacements, structural improvements, exterior painting and gutter replacements. These improvements were funded from operations and loans from an affiliate. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $1,500,000 redevelopment project at Lakeside Place Apartments. The redevelopment project is to consist of foundation work. The project is to be financed with loans from an affiliate of the Managing General Partner which will accrue interest at prime plus 2%. Additional routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $560,000 in capital expenditures at Preston Creek Apartments during the three months ended March 31, 2005, consisting primarily of appliance and floor covering replacements. These improvements were funded from operations and loans from an affiliate. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $2,500,000 redevelopment project at Preston Creek Apartments. The redevelopment project is to consist of building retaining walls, improved landscaping, exterior building work and appliance upgrades. The project will be financed with loans from an affiliate of the Managing General Partner which will accrue interest at 10%. Additional routine capital expenditures are anticipated during 2005 at the Partnership's property. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow of the property.

The routine capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness encumbering Lakeside Place and Preston Creek Apartments of approximately $25,900,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods. There were no distributions for the three months ended March 31, 2005 or 2004. As a result of the costs associated with the redevelopment projects at both of the Partnership's properties, it is not expected that the Partnership will generate sufficient funds from operations to permit distributions until the loans associated with the redevelopment projects are satisfied.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 61,447.34 limited partnership units (the "Units") in the Partnership representing 68.29% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on February 16, 2005, AIMCO Properties, L.P. commenced a tender offer to purchase any remaining Units held by unaffiliated third parties at a price of $99.00 per Unit. Such offer expires on May 31, 2005. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 68.29% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its Managing General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain Managing General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued an opinion in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further finding on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The Managing General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 12, 2005

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

Date:  May 12, 2005

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

Date:  May 12, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.