Form 10QSB
period 2005-09-30
CENTURY PROPERTIES FUND XV
filed 2005-11-14
CIK 314690

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                           CENTURY PROPERTIES FUND XV
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                 $ 399
   Receivables and deposits                                                      62
   Other assets                                                                 673
   Investment properties:
      Land                                                   $ 5,766
      Buildings and related personal property                  44,696
                                                               50,462
      Less accumulated depreciation                           (30,572)       19,890
                                                                           $ 21,024
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 278
   Tenant security deposit liabilities                                          104
   Accrued property taxes                                                       634
   Other liabilities                                                            326
   Due to affiliates (Note B)                                                 6,328
   Mortgage notes payable                                                    25,460

Partners' Deficit
   General partners                                          $ (1,503)
   Limited partners (89,980 units issued and
      outstanding)                                            (10,603)      (12,106)
                                                                           $ 21,024


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                         Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                         2005          2004          2005          2004
Revenues:
  Rental income                        $ 1,645        $ 1,659       $ 4,832      $ 5,041
  Other income                             143            177           401          467
     Total revenues                      1,788          1,836         5,233        5,508

Expenses:
  Operating                                859            924         2,533        2,355
  General and administrative                80             70           241          228
  Depreciation                             466            426         1,374        1,274
  Interest                                 653            541         1,840        1,635
  Property taxes                           224            179           637          611
     Total expenses                      2,282          2,140         6,625        6,103

Net loss                                $ (494)       $ (304)       $(1,392)      $ (595)

Net loss allocated
  to general partners (2%)              $ (10)         $ (6)         $ (28)       $ (12)
Net loss allocated
  to limited partners (98%)               (484)          (298)       (1,364)        (583)

                                        $ (494)       $ (304)       $(1,392)      $ (595)

Net loss per limited
  partnership unit                     $ (5.38)       $ (3.31)      $(15.16)     $ (6.48)


         See Accompanying Notes to Consolidated Financial Statements

                          CENTURY PROPERTIES FUND XV
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                     Limited
                                   Partnership   General      Limited
                                      Units      Partners    Partners       Total

Original capital contributions        89,980       $ --      $ 89,980     $ 89,980

Partners' deficit at
   December 31, 2004                  89,980     $(1,475)    $ (9,239)    $(10,714)

Net loss for the nine months
   ended September 30, 2005               --         (28)      (1,364)      (1,392)

Partners' deficit at
   September 30, 2005                 89,980     $(1,503)    $(10,603)    $(12,106)


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)




                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2005         2004
Cash flows from operating activities:
  Net loss                                                      $(1,392)     $ (595)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation                                                 1,374        1,274
     Amortization of loan costs                                      24           24
     Bad debt                                                        87          130
     Change in accounts:
      Receivables and deposits                                      (64)        (147)
      Other assets                                                  (28)        (228)
      Accounts payable                                             (135)          84
      Tenant security deposit liabilities                            (2)         (15)
      Accrued property taxes                                       (182)        (271)
      Due to affiliates                                             411           72
      Other liabilities                                             (10)          47
        Net cash provided by operating activities                    83          375

Cash flows used in investing activities:
  Property improvements and replacements                         (4,365)        (545)

Cash flows from financing activities:
  Payments on mortgage notes payable                               (653)        (603)
  Advances from affiliate                                         5,205          270
  Distributions to partners                                          --           (2)
        Net cash provided by (used in) financing activities       4,552         (335)

Net increase (decrease) in cash and cash equivalents                270         (505)

Cash and cash equivalents at beginning of period                    129          615
Cash and cash equivalents at end of period                       $ 399        $ 110

Supplemental disclosure of cash flow information:
  Cash paid for interest                                        $ 1,554      $ 1,604

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
   accounts payable                                              $ 263        $ 211

At December 31, 2004, approximately $82,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements during the nine months ended September 30, 2005.


         See Accompanying Notes to Consolidated Financial Statements

                           CENTURY PROPERTIES FUND XV
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $259,000 and $270,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $139,000 and $135,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses. At September 30, 2005, approximately $295,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the nine month periods ended September 30, 2005 and 2004, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2005 and 2004, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses, capital improvements, and property tax bills at Preston Creek Apartments, partnership expenses and $1,500,000 to cover capital improvements at Lakeside Place Apartments in 2005 and property tax bills at Lakeside Place Apartments in both 2005 and 2004. During the nine months ended September 30, 2005and 2004, the Partnership borrowed approximately $3,105,000 and $270,000, respectively. Interest accrues at the prime rate plus 2% per annum (8.75% at September 30, 2005). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, LP, an affiliate of the Managing General Partner with a fixed interest rate of 10% per annum. During the nine months ended September 30, 2005, AIMCO Properties, LP advanced the Partnership approximately $2,100,000 under the redevelopment loan for Preston Creek Apartments. At September 30, 2005, the combined balance of advances from affiliates, including accrued interest, was approximately $6,033,000. Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $259,000 and $11,000, respectively. There were no payments made during the nine months ended September 30, 2005 or 2004. Subsequent to September 30, 2005, an affiliate of the Managing General Partner agreed to advance additional funds in excess of the credit line to cover additional capital improvements at Preston Creek Apartments of approximately $244,000.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers' compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $113,000 and $109,000 for insurance coverage and fees associated with policy claims administration.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two residential apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2005 and 2004:

                                                   Average Occupancy
      Property                                      2005       2004

      Lakeside Place Apartments                     85%        87%
        Houston, Texas
      Preston Creek Apartments                      90%        88%
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

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2005 was approximately $1,392,000 compared to net loss of approximately $595,000 for the nine months ended September 30, 2004. The Partnership's net loss for the three months ended September 30, 2005 and 2004 was approximately $494,000 and $304,000, respectively. The increase in net loss for both the three and nine month periods is due to a decrease in total revenues and an increase in total expenses.

Total revenues for both the three and nine months ended September 30, 2005 decreased due to decreases in both rental income and other income. The decrease in rental income is attributable to a decrease in occupancy and the average rental rate at Lakeside Place Apartments partially offset by a decrease in bad debt expense at Preston Creek Apartments. Other income decreased due to a decrease in lease cancellation fees at both of the Partnership's investment properties and parking fees at Lakeside Place Apartments.

Total expenses for the nine months ended September 30, 2005 increased due to increases in operating, general and administrative, depreciation, interest and property tax expenses. Operating expense increased due to an increase in property and administrative expenses partially offset by a decrease in property management fees. Property expenses increased due to increases in utilities and salaries and related employee benefits at both of the Partnership's investment properties. Administrative expenses increased due to an increase in phone sales and office supplies at both of the Partnership's investment properties offset by a decrease in tax services at Lakeside Place Apartments. Management fees decreased as a result of the decrease in rental income, predominantly at Lakeside Place Apartments, on which such fees are based. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in advances from affiliates which more than offset the decrease in interest expense due to the payment of scheduled principal payments on the mortgages encumbering the Partnership's investment properties, which reduced the average outstanding balances during the periods. Property tax expense increased as a result of a receipt of a tax refund of approximately $35,000 for Lakeside Place Apartments during 2004 for prior tax adjustments.

Total expenses for the three months ended September 30, 2005 increased due to increases in general and administrative, depreciation, interest and property tax expenses partially offset by a decrease in operating expense. The increase in depreciation, interest and property tax expense are discussed above. Operating expense decreased due to a decrease in advertising and maintenance expenses offset by an increase in property expenses. Advertising expenses decreased due to decreases in referral fees and leasing promotions at Lakeside Place Apartments. Maintenance expenses decreased due to decreases in contract services at both of the Partnership's investment properties and a decrease in building improvements at Lakeside Place Apartments. Property expenses increased due to increases in utilities and salaries and related employee benefits at both of the Partnership's investment properties.

General and administrative expenses increased for the three and nine months ended September 30, 2005 due to an increase in accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement associated with its management of the Partnership. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $399,000 compared to approximately $110,000 at September 30, 2004. Cash and cash equivalents increased approximately $270,000 from December 31, 2004 due to approximately $4,552,000 and $83,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $4,365,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from affiliates partially offset by principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2005 and 2004, the Managing General Partner agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses, capital improvements, and property tax bills at Preston Creek Apartments, partnership expenses and $1,500,000 to cover capital improvements at Lakeside Place Apartments in 2005 and property tax bills at Lakeside Place Apartments in both 2005 and 2004. During the nine months ended September 30, 2005 and 2004, the Partnership borrowed approximately $3,105,000 and $270,000, respectively. Interest accrues at the prime rate plus 2% per annum (8.75% at September 30, 2005). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, LP, an affiliate of the Managing General Partner with a fixed interest rate of 10% per annum. During the nine months ended September 30, 2005, AIMCO Properties, LP advanced the Partnership approximately $2,100,000 under the redevelopment loan for Preston Creek Apartments. At September 30, 2005, the combined balance of advances from affiliates, including accrued interest, was approximately $6,033,000. Interest expense for the nine months ended September 30, 2005 and 2004 was approximately $259,000 and $11,000, respectively. There were no payments made during the nine months ended September 30, 2005 and 2004. Subsequent to September 30, 2005, an affiliate of the Managing General Partner agreed to advance additional funds in excess of the credit line to cover additional capital improvements at Preston Creek Apartments of approximately $244,000.

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

Lakeside Place Apartments

The Partnership completed approximately $1,507,000 of capital improvements at Lakeside Place Apartments during the nine months ended September 30, 2005, consisting primarily of roof, appliance and floor covering replacements, structural improvements, furniture and fixtures, swimming pool, air conditioning upgrades, exterior painting and gutter and siding replacements. These improvements were funded from operations and loans from an affiliate. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $1,500,000 redevelopment project at Lakeside Place Apartments. The redevelopment project is to consist of foundation work and is currently estimated to be completed during the fourth quarter of 2005. The project is to be financed with loans from an affiliate of the Managing General Partner which will accrue interest at prime plus 2%. Additional routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $3,039,000 in capital expenditures at Preston Creek Apartments during the nine months ended September 30, 2005, consisting primarily of appliance and floor covering replacements, structural improvements, furniture and fixtures, interior decoration, and air conditioning upgrades. These improvements were funded from operations and loans from an affiliate. The Partnership regularly evaluates the capital improvement needs of the property. The Partnership has commenced with a $2,500,000 redevelopment project at Preston Creek Apartments. The redevelopment project is to consist of building retaining walls, improved landscaping, exterior building work and appliance upgrades. At September 30, 2005 the project was approximately 93% complete and the revised cost is estimated to be approximately $3,300,000. The project will be financed with loans from an affiliate of the Managing General Partner which will accrue interest at 10%. Additional routine capital expenditures are anticipated during 2005 at the Partnership's property. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow of the property.

The routine capital improvements will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness encumbering Lakeside Place and Preston Creek Apartments of approximately $25,460,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2005 or subsequent periods. There were no distributions for the nine months ended September 30, 2005 or 2004. As a result of the costs associated with the redevelopment projects at both of the Partnership's properties, it is not expected that the Partnership will generate sufficient funds from operations to permit distributions until the loans associated with the redevelopment projects are satisfied.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,702.34 limited partnership units (the "Units") in the Partnership representing 71.91% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.91% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO  Properties  L.P.  and NHP  Management  Company,  both  affiliates  of the
Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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


                                    Date: November 14, 2005

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

Date:  November 14, 2005

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

Date:  November 14, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.