Form 10KSB
period 2005-12-31
CENTURY PROPERTIES FUND XV
filed 2006-03-30
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-9680

CENTURY PROPERTIES FUND XV

(Name of small business issuer in its charter)

California	94-2625577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act []

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $7,120,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland Security, could have a negative effect on rent and occupancy levels at the Partnership’s properties. The effect that future terrorist activities or threats of such activities could have on the Partnership’s operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property.

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

The following table sets forth the Partnership's investment in properties:

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)

Lakeside Place	$36,954	$24,475	5-30 yrs	SL	$12,730
Preston Creek	13,968	6,620	5-30 yrs	SL	5,476
	$50,922	$31,095			$18,206

See "Note A" of the consolidated financial statements included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership's properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2005	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)

Lakeside Place	$20,300	8.34%	20 years	03/01/20	$ --
Preston Creek	4,933	6.65%	20 years	01/01/22	--

	$25,233				$ --

(1)

See "Item 7. Financial Statements - Note B" for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2005 and 2004 for each property:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2005	2004	2005	2004

Lakeside Place	$8,072	$8,363	87%	87%
Preston Creek	7,510	7,316	91%	89%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2005 for each property were:

	2005	2004
	Billing	Rate
	(in thousands)

Lakeside Place	$ 692	3.01%
Preston Creek	184	2.98%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $1,896,000 of capital improvements at Lakeside Place Apartments during the year ended December 31, 2005, consisting primarily of roof, appliance and floor covering replacements, structural improvements, furniture and fixtures, swimming pool decking, air conditioning upgrades, exterior painting and gutter and siding replacements. These improvements were funded from operations and loans from an affiliate. During 2004 the Partnership commenced with a $1,500,000 redevelopment project at Lakeside Place Apartments. The redevelopment project consisted of foundation work and was completed during the fourth quarter of 2005. The project was financed with loans from an affiliate of the Managing General Partner which will accrue interest at prime plus 2%. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $3,110,000 in capital expenditures at Preston Creek Apartments during the year ended December 31, 2005,  consisting primarily of appliance and floor covering replacements, furniture and fixtures, interior decoration, structural improvements and air conditioning upgrades. These improvements were funded from operations and loans from an affiliate. During 2004 the Partnership commenced with a $2,500,000 redevelopment project at Preston Creek Apartments. The redevelopment project consisted of building retaining walls, improved landscaping, exterior building work and appliance upgrades. The project was completed in November 2005 with a final cost of approximately $2,950,000. The project was financed with loans from an affiliate of the Managing General Partner. Of these loans $2,100,000 accrue interest at 10% with the remainder of approximately $724,000 accruing interest at prime plus 2%. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow of the property.

The routine capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 4.

Submission of Matters to a Vote of Security Holders

The units holders of the Partnership did not vote on any matter during the quarter ended December 31, 2005.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units (the “Units”) aggregating $89,980,000. As of December 31, 2005, the Partnership had 89,980 Units outstanding held by 2,603 limited partners of record. Affiliates of the Managing General Partner owned 64,727.34 Units or 71.94% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004:

Distributions
Per Limited
	Aggregate	Partnership Unit
(in thousands)
1/1/05 – 12/31/05	$ --	$ --
1/1/04 – 12/31/04 (1)	$ 2	$ --

(1)

Distributions to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership interest.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2005 and 2004, as there were no operating distributions during the respective periods.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2006 or subsequent periods. As a result of the costs associated with the redevelopment projects at both of the Partnership’s properties, it is not expected that the Partnership will generate sufficient funds from operations to permit distributions until the loans associated with the redevelopment projects are satisfied.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,727.34 Units in the Partnership representing 71.94% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.94% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership realized a net loss of approximately $1,957,000 for the year ended December 31, 2005 compared to a net loss of approximately $907,000 for the year ended December 31, 2004. The increase in net loss for the year ended December 31, 2005 was due to a decrease in total revenues and an increase in total expenses.

Total revenues for the year ended December 31, 2005 decreased due to decreases in both rental income and other income. The decrease in rental income is attributable to a decrease in the average rental rate at Lakeside Place Apartments partially offset by an increase in occupancy and a decrease in bad debt expense at Preston Creek Apartments. Other income decreased due to a decrease in utility reimbursements and parking fees at Lakeside Place Apartments and a decrease in lease cancellation fees at both of the Partnership’s investment properties.

Total expenses for the year ended December 31, 2005 increased due to increases in operating, general and administrative, depreciation, interest and property tax expenses. Operating expenses increased due to an increase in property and administrative expenses offset by a decrease in maintenance expenses.  Property expenses increased due to increases in utilities and salaries and related employee benefits at both of the Partnership’s investment properties. Administrative expenses increased due to an increase in phone sales and applicant screening offset by a decrease in tax services at Lakeside Place Apartments. Maintenance expenses decreased due to a decrease in building improvements at both of the Partnership’s investment properties and contract services at Lakeside Place Apartments. Depreciation expense increased due to property improvements and replacements placed into service during the past twelve months which are now being depreciated. Interest expense increased due to an increase in advances from affiliates which more than offset the decrease in interest expense due to the payment of scheduled principal payments on the mortgages encumbering the Partnership’s investment properties, which reduced the average outstanding balances during the periods. Property tax expense increased as a result of a receipt of a tax refund of approximately $37,000 for Lakeside Place Apartments during 2004 for prior tax adjustments and an increase in the assessed value of the Lakeside Place Apartments for 2005.

General and administrative expenses increased for the year ended December 31, 2005 due to an increase in the costs associated with the quarterly and annual communications with investors. Also included in general and administrative expenses for the years ended December 31, 2005 and 2004 are accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement associated with its management of the Partnership and costs associated with the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $430,000 compared to approximately $129,000 at December 31, 2004. Cash and cash equivalents increased approximately $301,000 from December 31, 2004 due to approximately $4,585,000 and $648,000 of cash provided by financing and operating activities, respectively, partially offset by approximately $4,932,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from affiliates partially offset by principal payments on the mortgage notes encumbering Lakeside Place and Preston Creek Apartments. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2005 and 2004, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, capital improvements, and property tax bills at Preston Creek Apartments, partnership expenses and $1,500,000 to cover capital improvements at Lakeside Place Apartments in 2005 and property tax bills at Lakeside Place Apartments in both 2005 and 2004. During the years ended December 31, 2005 and 2004, the Partnership borrowed approximately $3,394,000 and $549,000, respectively.  Interest accrues at the prime rate plus 2% per annum (9.25% at December 31, 2005).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, LP, an affiliate of the Managing General Partner with a fixed interest rate of 10% per annum.  During the years ended December 31, 2005 and 2004, AIMCO Properties, LP advanced the Partnership approximately $2,071,000 and $29,000, respectively, under the redevelopment loan for Preston Creek Apartments. At December 31, 2005, the combined balance of advances from affiliates, including accrued interest, was approximately $6,449,000.  Interest expense for the years ended December 31, 2005 and 2004 was approximately $416,000 and $19,000, respectively. There were no payments made during the years ended December 31, 2005 and 2004.  Subsequent to December 31, 2005 additional advances of approximately $796,000 were received by the Partnership to cover operating expenses and capital improvements at both properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow of the properties.

The routine capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and potential redevelopment costs referenced above) of the Partnership. The mortgage indebtedness encumbering Lakeside Place and Preston Creek Apartments of approximately $25,233,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The following table sets forth the distributions made by the Partnership for the years ended December 31, 2005 and 2004:

Distributions
Per Limited
	Aggregate	Partnership Unit
(in thousands)
1/1/05 – 12/31/05	$ --	$ --
1/1/04 – 12/31/04 (1)	$ 2	$ --

(1)

Distributions to the general partner of Century Lakeside Place, L.P., in which the Partnership holds the 99% limited partnership unit.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2005 and 2004, as there were no operating distributions during the respective periods.

Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2006 or subsequent periods. As a result of the costs associated with the redevelopment projects at both of the Partnership’s properties, it is not expected that the Partnership will generate sufficient funds from operations to permit distributions until the loans associated with the redevelopment projects are satisfied.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,727.34 limited partnership units (the "Units") in the Partnership representing 71.94% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.94% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment properties are recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment properties.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; and changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing.  Any adverse changes in these factors could cause impairment of the Partnership’s assets.

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

Financial Statements

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2005

Consolidated Statements of Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XV

We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 2005, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 6, 2006

CENTURY PROPERTIES FUND XV

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2005

Assets
Cash and cash equivalents		$ 430
Receivables and deposits		54
Other assets		606
Investment properties (Notes B and E):
Land	$ 5,766
Buildings and related personal property	45,156
	50,922
Less accumulated depreciation	(31,095)	19,827
		$ 20,917

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 230
Tenant security deposit liabilities		108
Accrued property taxes		876
Other liabilities		342
Due to affiliates (Note D)		6,799
Mortgage notes payable (Note B)		25,233

Partners' Deficit
General partners	$ (1,514)
Limited partners (89,980 units
issued and outstanding)	(11,157)	(12,671)
		$ 20,917

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004
Revenues:
Rental income	$ 6,590	$ 6,667
Other income	530	653
Total revenues	7,120	7,320

Expenses:
Operating	3,465	3,253
General and administrative	318	309
Depreciation	1,897	1,709
Interest	2,518	2,177
Property taxes	879	779
Total expenses	9,077	8,227

Net loss (Note C)	$(1,957)	$ (907)

Net loss allocated to general partners (2%)	$ (39)	$ (18)
Net loss allocated to limited partners (98%)	(1,918)	(889)

Net loss	$(1,957)	$ (907)

Net loss per limited partnership unit	$(21.32)	$ (9.88)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	89,980	$ --	$ 89,980	$89,980

Partners' deficit at
December 31, 2003	89,980	$(1,455)	$ (8,350)	$(9,805)

Distributions to partners	--	(2)	--	(2)

Net loss for the year ended
December 31, 2004	--	(18)	(889)	(907)

Partners' deficit at
December 31, 2004	89,980	(1,475)	(9,239)	(10,714)

Net loss for the year ended
December 31, 2005	--	(39)	(1,918)	(1,957)

Partners' deficit at
December 31, 2005	89,980	$(1,514)	$(11,157)	$(12,671)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net loss	$ (1,957)	$ (907)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,897	1,709
Amortization of loan costs	32	32
Bad debt	113	178
Change in accounts:
Receivables and deposits	(82)	(219)
Other assets	31	(143)
Accounts payable	(76)	19
Tenant security deposit liabilities	2	(27)
Accrued property taxes	60	(101)
Due to affiliates	622	133
Other liabilities	6	68
Net cash provided by operating activities	648	742

Cash flows used in investing activities:
Property improvements and replacements	(4,932)	(963)

Cash flows from financing activities:
Payments on mortgage notes payable	(880)	(812)
Advances from affiliate	5,465	549
Distributions to partners	--	(2)
Net cash provided by (used in) financing
activities	4,585	(265)

Net increase (decrease) in cash and cash equivalents	301	(486)

Cash and cash equivalents at beginning of year	129	615
Cash and cash equivalents at end of year	$ 430	$ 129

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,062	$ 2,130
Supplemental disclosure of non-cash information:
Property improvements and replacements included in
accounts payable	$ 156	$ 82

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $409,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs: Loan costs of approximately $527,000, less accumulated amortization of approximately $168,000, are included in other assets and are amortized over the terms of the related loan agreements. Included in interest expense is approximately $32,000 of amortization expense for both of the years ended December 31, 2005 and 2004. Amortization expense is expected to be approximately $31,000 in 2006, $30,000 in 2007, $29,000 in 2008, $28,000 in 2009 and $27,000 in 2010.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

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

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalizes interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects are in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate is approximately $27,611,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $222,000 and $186,000 for the years ended December 31, 2005 and 2004, respectively, and are included in operating expense.

Segment Reporting: SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2005	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)

Lakeside Place	$20,300	$ 203	8.34%	03/01/20	$ --
Preston Creek	4,933	42	6.65%	01/01/22	--

Total	$25,233	$ 245			$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable include a prepayment penalty if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2005 are as follows (in thousands):

2006	$ 953
2007	1,032
2008	1,119
2009	1,212
2010	1,313
Thereafter	19,604
$25,233

Note C - Income Taxes

The Partnership has received a ruling from the Internal Revenue Service that it will be classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	For the Years Ended
	December 31,
	2005	2004

Net loss as reported	$(1,957)	$ (907)
Add (deduct):
Depreciation differences	(268)	212
Unearned revenue	22	36
Accrued expenses	(1)	(31)
Other	(8)	(16)

Federal taxable loss	$(2,212)	$ (706)
Federal taxable loss per limited
partnership unit	$(26.04)(1)	$(7.69)

(1)

For 2005 allocation under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

2005

Net liabilities as reported	$(12,671)
Land and buildings	6,050
Accumulated depreciation	(7,671)
Deferred sales commission	8,008
Syndication and distribution costs	2,314
Other	181
Net liabilities - income tax method	$ (3,789)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $354,000 and $360,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $186,000 for both of the years ended December 31, 2005 and 2004 which is included in general and administrative expenses. At December 31, 2005, approximately $350,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2005 and 2004, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2005 and 2004, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, capital improvements, and property tax bills at Preston Creek Apartments, partnership expenses and $1,500,000 to cover capital improvements at Lakeside Place Apartments in 2005 and property tax bills at Lakeside Place Apartments in both 2005 and 2004. During the years ended December 31, 2005 and 2004, the Partnership borrowed approximately $3,394,000 and $549,000, respectively.  Interest accrues at the prime rate plus 2% per annum (9.25% at December 31, 2005).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, LP, an affiliate of the Managing General Partner with a fixed interest rate of 10% per annum.  During the years ended December 31, 2005 and 2004, AIMCO Properties, LP advanced the Partnership approximately $2,071,000 and $29,000, respectively, under the redevelopment loan for Preston Creek Apartments. At December 31, 2005, the combined balance of advances from affiliates, including accrued interest, was approximately $6,449,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Interest expense for the years ended December 31, 2005 and 2004 was approximately $416,000 and $19,000, respectively. There were no payments made during the years ended December 31, 2005 and 2004. Subsequent to December 31, 2005, additional advances of approximately $796,000 were received by the Partnership to cover operating expenses and capital improvements at both properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $118,000 and $109,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,727.34 limited partnership units (the "Units") in the Partnership representing 71.94% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.94% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Costs
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakeside Place	$20,300	$ 3,659	$21,481	$11,814
Preston Creek	4,933	2,118	5,793	6,057

Total	$25,233	$ 5,777	$27,274	$17,871

	Gross Amount At Which Carried
	At December 31, 2005
	(in thousands)
		Buildings
		and
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life

Lakeside Place	$ 3,659	$33,295	$36,954	$24,475	10/76	12/80	5-30 yrs
Preston Creek	2,107	11,861	13,968	6,620	10/79	08/81	5-30 yrs

Total	$ 5,766	$45,156	$50,922	$31,095

Reconciliation of Investment Properties and Accumulated Depreciation:

	December 31,
	2005	2004
	(in thousands)
Investment Properties
Balance at beginning of year	$45,916	$44,871
Property improvements	5,006	1,045
Balance at end of year	$50,922	$45,916

Accumulated Depreciation
Balance at beginning of year	$29,198	$27,489
Additions charged to expense	1,897	1,709
Balance at end of year	$31,095	$29,198

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2005 and 2004, is approximately $56,972,000 and $51,946,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2005 and 2004, is approximately $38,766,000 and $36,601,000, respectively.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. The opt-in period has not yet closed. Defendants will have the opportunity to move to decertify the collective action.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the Managing General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Century Properties Fund XV (the “Partnership” or the “Registrant”) has no officers or directors.  Fox Capital Management Corporation (“FCMC” or the “Managing General Partner”) manages and controls substantially all of the Partnership’s affairs and has general responsibility in all matters affecting its business.

The names and ages of, as well as the positions and offices held by, the present directors and officers of the Managing General Partner are set forth below. There are no family relationships between or among any officers or directors.

Name	Age	Position

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the Managing General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the Managing General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the Managing General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the Managing General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the Managing General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 2005.

Name and Address of	Amount and nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Fox Capital Management Corp.
(an affiliate of AIMCO)	100.00	0.11%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	107.00	0.12%
Riverside Drive, LLC
(an affiliate of AIMCO)	35,473.17	39.43%
Madison River Properties, LLC
(an affiliate of AIMCO)	4,222.00	4.69%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	24,825.17	27.59%

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $354,000 and $360,000 for the years ended December 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $186,000 for both of the years ended December 31, 2005 and 2004 which is included in general and administrative expenses. At December 31, 2005, approximately $350,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2005 and 2004, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2005 and 2004, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, capital improvements, and property tax bills at Preston Creek Apartments, partnership expenses and $1,500,000 to cover capital improvements at Lakeside Place Apartments in 2005 and property tax bills at Lakeside Place Apartments in both 2005 and 2004. During the years ended December 31, 2005 and 2004, the Partnership borrowed approximately $3,394,000 and $549,000, respectively.  Interest accrues at the prime rate plus 2% per annum (9.25% at December 31, 2005).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, LP, an affiliate of the Managing General Partner with a fixed interest rate of 10% per annum.  During the years ended December 31, 2005 and 2004, AIMCO Properties, LP advanced the Partnership approximately $2,071,000 and $29,000, respectively, under the redevelopment loan for Preston Creek Apartments. At December 31, 2005, the combined balance of advances from affiliates, including accrued interest, was approximately $6,449,000 and is included in due to affiliates on the accompanying consolidated balance sheet.  Interest expense for the years ended December 31, 2005 and 2004 was approximately $416,000 and $19,000, respectively. There were no payments made during the years ended December 31, 2005 and 2004.  Subsequent to December 31, 2005 additional advances of approximately $796,000 were received by the Partnership to cover operating expenses and capital improvements at both properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $118,000 and $109,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,727.34 limited partnership units (the "Units") in the Partnership representing 71.94% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.94% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006. The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $35,000 and $36,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $9,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 30, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 30, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 30, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 30, 2006
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

10.9

Multifamily Note dated December 13, 2001, by and between the Partnership and GMAC Commercial Mortgage Corporation, a California corporation. Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 2002.

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer  Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 30, 2006

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

Date:  March 30, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XV (the "Partnership"), for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 30, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 30, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.