Form 10QSB
period 2006-03-31
CENTURY PROPERTIES FUND XV
filed 2006-05-15
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except unit data)

March 31, 2006

Assets
Cash and cash equivalents		$ 171
Receivables and deposits		191
Other assets		972
Investment properties:
Land	$ 5,766
Buildings and related personal property	45,378
	51,144
Less accumulated depreciation	(31,681)	19,463
		$ 20,797
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 578
Tenant security deposit liabilities		112
Accrued property taxes		269
Other liabilities		308
Due to affiliates (Note B)		7,820
Mortgage notes payable		25,002

Partners' Deficit
General partners	$ (1,526)
Limited partners (89,980 units issued and
outstanding)	(11,766)	(13,292)
		$ 20,797

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Rental income	$ 1,803	$ 1,606
Other income	136	130
Total revenues	1,939	1,736

Expenses:
Operating	910	837
General and administrative	104	77
Depreciation	586	441
Interest	687	569
Property taxes	273	217
Total expenses	2,560	2,141

Net loss	$ (621)	$ (405)

Net loss allocated to general partners (2%)	$ (12)	$ (8)

Net loss allocated to limited partners (98%)	(609)	(397)

	$ (621)	$ (405)

Net loss per limited partnership unit	$ (6.77)	$ (4.41)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	89,980	$ --	$89,980	$ 89,980

Partners' deficit at
December 31, 2005	89,980	$(1,514)	$(11,157)	$(12,671)

Net loss for the three months
ended March 31, 2006	--	(12)	(609)	(621)

Partners' deficit at
March 31, 2006	89,980	$(1,526)	$(11,766)	$(13,292)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (621)	$ (405)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	586	441
Amortization of loan costs	8	8
Change in accounts:
Receivables and deposits	(137)	21
Other assets	(374)	(122)
Accounts payable	490	201
Tenant security deposit liabilities	4	(2)
Accrued property taxes	(607)	(603)
Other liabilities	(34)	(13)
Due to affiliates	225	90
Net cash used in operating activities	(460)	(384)

Cash flows used in investing activities:
Property improvements and replacements	(364)	(1,304)

Cash flows from financing activities:
Payments on mortgage notes payable	(231)	(213)
Advances from affiliate	796	2,887
Net cash provided by financing activities	565	2,674

Net (decrease) increase in cash and cash equivalents	(259)	986

Cash and cash equivalents at beginning of period	430	129
Cash and cash equivalents at end of period	$ 171	$ 1,115

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 504	$ 526
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 14	$ 464

At December 31, 2005 and 2004, approximately $156,000 and $82,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2006 and 2005, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $97,000 and $88,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $51,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively, which is included in general and administrative expenses. At March 31, 2006, approximately $406,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the three months ended March 31, 2006 and 2005, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2006 and 2005, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments and operating expenses and capital improvements at Lakeside Place Apartments. During the three months ended March 31, 2006 and 2005, the Partnership borrowed approximately $796,000 and $2,400,000, respectively.  Interest accrues at the prime rate plus 2% per annum (9.75% at March 31, 2006).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan of approximately $2.1 million from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  During the three months ended March 31, 2005, AIMCO Properties, L.P. advanced the Partnership approximately $487,000 under the redevelopment loan. At March 31, 2006, the combined balance of advances from affiliates, including accrued interest, was approximately $7,414,000.  Interest expense for the three months ended March 31, 2006 and 2005 was approximately $169,000 and $41,000, respectively.  Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced approximately $230,000 to the Partnership to fund operating expenses at both of the Partnership’s investment properties.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2006, the Partnership was charged by AIMCO and its affiliates approximately $166,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2006 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $118,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2005.

Note C – Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two residential apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2006 and 2005:

	Average Occupancy
Property	2006	2005

Lakeside Place Apartments	92%	83%
Houston, Texas
Preston Creek Apartments	97%	92%
Dallas, Texas

The Managing General Partner attributes the increases in occupancy at both Lakeside Place Apartments and Preston Creek Apartments to increased curb appeal as a result of redevelopment projects which were completed at the properties during the fourth quarter of 2005.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2006 was approximately $621,000, compared to a net loss of approximately $405,000 for the three months ended March 31, 2005.  The increase in net loss is due to an increase in total expenses, partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, general and administrative, depreciation, interest and property tax expenses. Operating expenses increased due to increases in utilities, advertising, tenant call center fees, and insurance expense as a result of increased premiums at both of the Partnership’s investment properties, partially offset by decreases in contract maintenance expense at Lakeside Place Apartments and employee housing expenses at both properties.  Depreciation expense increased due to property improvements and replacements placed into service at both properties during the past twelve months which are now being depreciated.  Interest expense increased due to an increase in advances from affiliates.  Property tax expense increased as a result of an increase in the assessed value of Lakeside Place Apartments.

The increase in general and administrative expenses is primarily due to increased professional expenses associated with the administration of the Partnership. Also included in general and administrative expenses are accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement associated with its management of the Partnership, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues is due to an increase in rental income. Other income remained relatively constant for the comparable periods. The increase in rental income is primarily due to increases in occupancy at both of the Partnership’s investment properties and the average rental rate at Preston Creek Apartments.

Liquidity and Capital Resources

At March 31, 2006, the Partnership had cash and cash equivalents of approximately $171,000 compared to approximately $1,115,000 at March 31, 2005.  Cash and cash equivalents decreased approximately $259,000, from December 31, 2005, due to approximately $460,000 and $364,000 of cash used in operating and investing activities, respectively, partially offset by approximately $565,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from affiliates, partially offset by principal payments made on the mortgage notes encumbering the Partnership’s investment properties. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2006 and 2005, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments and operating expenses and capital improvements at Lakeside Place Apartments. During the three months ended March 31, 2006 and 2005, the Partnership borrowed approximately $796,000 and $2,400,000, respectively.  Interest accrues at the prime rate plus 2% per annum (9.75% at March 31, 2006).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan of approximately $2.1 million from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  During the three months ended March 31, 2005, AIMCO Properties, L.P. advanced the Partnership approximately $487,000 under the redevelopment loan. At March 31, 2006, the combined balance of advances from affiliates, including accrued interest, was approximately $7,414,000.  Interest expense for the three months ended March 31, 2006 and 2005 was approximately $169,000 and $41,000, respectively.  Subsequent to March 31, 2006, an affiliate of the Managing General Partner advanced approximately $230,000 to the Partnership to fund operating expenses at both of the Partnership’s investment properties.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  Capital improvements planned for each of the Partnership’s properties are detailed below.

Lakeside Place Apartments

The Partnership completed approximately $176,000 of capital improvements at Lakeside Place Apartments during the three months ended March 31, 2006, consisting primarily of roof replacement, structural improvements and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $46,000 in capital expenditures at Preston Creek Apartments during the three months ended March 31, 2006, consisting primarily of interior improvements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2006 at the Partnership’s property. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow of the property.

The capital improvements will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place Apartments and Preston Creek Apartments of approximately $25,002,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The Partnership made no distributions to the partners during the three months ended March 31, 2006 or 2005. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2006 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 64,757.34 limited partnership units (the "Units") in the Partnership representing 71.97% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 71.97% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector. The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Date: May 15, 2006

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

Date:  May 15, 2006

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

Date:  May 15, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.