Form 10KSB
period 2006-12-31
CENTURY PROPERTIES FUND XV
filed 2007-03-23
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $7,878,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

PART I

Item 1.

Description of Business

Century Properties Fund XV (the "Partnership" or the "Registrant") was organized in May 1980 as a California limited partnership under the Uniform Limited Partnership Act of the California Corporation Code. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner, as well as the managing general partner of FRI, are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The partnership agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date.

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

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services to the Partnership's investment properties (see “Note D – Transaction with Affiliated Parties to the consolidated financial statements included in "Item 7. Financial Statements” for information regarding fees paid to such affiliates for these services).

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those that may be managed by an affiliate of the Managing General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the Managing General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside Place
Apartments	$37,588	$25,915	5-30 yrs	SL	$12,062
Preston Creek
Apartments	14,162	7,544	5-30 yrs	SL	4,713
	$51,750	$33,459			$16,775

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in “Item 7. Financial Statements” for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2006	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Lakeside Place
Apartments	$19,525	8.34%	20 years	03/01/20	$ --
Preston Creek
Apartments	4,755	6.65%	20 years	01/01/22	--
	$24,280				$ --

(1)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 7. Financial Statements” for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2006 and 2005 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2006	2005	2006	2005
Lakeside Place
Apartments	$8,348	$8,072	90%	87%
Preston Creek
Apartments	8,323	7,510	96%	91%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2006 for each property were as follows:

	2006	2006
	Billing	Rate
	(in thousands)

Lakeside Place Apartments	$ 654	2.86%
Preston Creek Apartments	174	2.79%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $634,000 of capital improvements at Lakeside Place Apartments during the year ended December 31, 2006, consisting primarily of roof, appliance and floor covering replacements, kitchen and bathroom upgrades, structural improvements, and swimming pool and air conditioning upgrades. These improvements were funded from operations and loans from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $194,000 in capital expenditures at Preston Creek Apartments during the year ended December 31, 2006, consisting primarily of floor covering replacement, furniture and fixtures, interior improvements, structural improvements and kitchen and bathroom upgrades. These improvements were funded from operations and loans from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2006.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units (the “Units”) aggregating $89,980,000. As of December 31, 2006, the Partnership had 89,980 Units outstanding held by 2,583 limited partners of record. Affiliates of the Managing General Partner owned 65,425.34 Units or 72.71% at December 31, 2006.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions to the partners during the years ended December 31, 2006 or 2005. Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2006 and 2005, as there were no operating distributions during the respective periods.

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information regarding anticipated capital expenditures at the Partnership’s investment properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,425.34 Units in the Partnership representing 72.71% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 72.71% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership realized a net loss of approximately $2,256,000 for the year ended December 31, 2006, compared to a net loss of approximately $1,957,000 for the year ended December 31, 2005. The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased due to increases in operating, general and administrative, depreciation, and interest expenses, partially offset by a decrease in property tax expense.  Operating expenses increased primarily due to increases in insurance expense as a result of increased hazard insurance premiums at both of the Partnership’s investment properties, utility expenses at Lakeside Place Apartments and management fees as a result of the increase in rental income of both properties, partially offset by decreases in contract maintenance and advertising expenses at both properties. Depreciation expense increased due to property improvements and replacements placed into service at both properties during the past twelve months, which are now being depreciated.  Interest expense increased due to an increase in advances from affiliates and the rate charged on such advances, partially offset by scheduled principal payments made on the mortgages encumbering both properties, which reduced the carrying balances on the loans. The decrease in property tax expense is due to a decrease in the tax rate at both properties.

General and administrative expenses increased primarily due to an increase in the costs associated with the quarterly and annual communications with investors. Also included in general and administrative expenses for the years ended December 31, 2006 and 2005 are accountable reimbursements charged by an affiliate of the Managing General Partner in accordance with the Partnership Agreement associated with its management of the Partnership and costs associated with the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in both rental and other income.  The increase in rental income is attributable to increases in occupancy and average rental rates and reduced bad debt expense at both of the Partnership’s investment properties. Other income increased due to increases in utility reimbursements at both properties and parking income and cleaning and damage fees at Lakeside Place Apartments partially offset by a decrease in lease cancellation fees at Lakeside Place Apartments.

Liquidity and Capital Resources

At December 31, 2006, the Partnership had cash and cash equivalents of approximately $518,000, compared to approximately $430,000 at December 31, 2005. Cash and cash equivalents increased approximately $88,000 due to approximately $999,000 and $73,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $984,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from affiliates, partially offset by principal payments on the mortgage notes encumbering both of the Partnership’s investment properties. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2006 and 2005, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, capital improvements, and property tax bills at both of the Partnership’s investment properties. During the years ended December 31, 2006 and 2005, the Partnership borrowed approximately $1,026,000 and $3,394,000, respectively.  Interest accrues at the prime rate plus 2% per annum (10.25% at December 31, 2006).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  During the year ended December 31, 2005, AIMCO Properties, L.P., advanced the Partnership approximately $2,071,000 under the redevelopment loan for Preston Creek Apartments. At December 31, 2006, the combined balance of advances from affiliates, including accrued interest, was approximately $8,245,000.  Interest expense for the years ended December 31, 2006 and 2005 was approximately $770,000 and $416,000, respectively. There were no payments made during the years ended December 31, 2006 and 2005.  Subsequent to December 31, 2006, additional advances of approximately $590,000 were received by the Partnership to cover operating expenses and property taxes at Lakeside Place Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas.  In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.  The Partnership regularly evaluates the capital improvement needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place Apartments and Preston Creek Apartments of approximately $24,280,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The Partnership made no distributions to the partners during the years ended December 31, 2006 or 2005. Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2006 and 2005, as there were no operating distributions during the respective periods.

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2006, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2007 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information regarding anticipated capital expenditures at the Partnership’s investment properties.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,425.34 Units in the Partnership representing 72.71% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 72.71% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2006

Consolidated Statements of Operations - Years ended December 31, 2006 and 2005

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows - Years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XV

We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 2006, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 22, 2007

CENTURY PROPERTIES FUND XV

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2006

Assets
Cash and cash equivalents		$ 518
Receivables and deposits		204
Other assets		524
Investment properties (Notes B and E):
Land	$ 5,766
Buildings and related personal property	45,984
	51,750
Less accumulated depreciation	(33,459)	18,291
		$ 19,537

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 67
Tenant security deposit liabilities		121
Accrued property taxes		829
Other liabilities		347
Due to affiliates (Note D)		8,820
Mortgage notes payable (Note B)		24,280

Partners' Deficit
General partners	$ (1,559)
Limited partners (89,980 units
issued and outstanding)	(13,368)	(14,927)
		$ 19,537

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2006	2005
Revenues:
Rental income	$ 7,260	$ 6,590
Other income	618	530
Total revenues	7,878	7,120

Expenses:
Operating	3,769	3,465
General and administrative	355	318
Depreciation	2,364	1,897
Interest	2,818	2,518
Property taxes	828	879
Total expenses	10,134	9,077

Net loss (Note C)	$(2,256)	$(1,957)

Net loss allocated to general partners (2%)	$ (45)	$ (39)
Net loss allocated to limited partners (98%)	(2,211)	(1,918)

Net loss	$(2,256)	$(1,957)

Net loss per limited partnership unit	$(24.57)	$(21.32)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2004	89,980	$(1,475)	$ (9,239)	$(10,714)

Net loss for the year ended
December 31, 2005	--	(39)	(1,918)	(1,957)

Partners' deficit at
December 31, 2005	89,980	(1,514)	(11,157)	(12,671)

Net loss for the year ended
December 31, 2006	--	(45)	(2,211)	(2,256)

Partners' deficit at
December 31, 2006	89,980	$(1,559)	$(13,368)	$(14,927)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (2,256)	$ (1,957)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	2,364	1,897
Amortization of loan costs	31	32
Change in accounts:
Receivables and deposits	(150)	31
Other assets	51	31
Accounts payable	(7)	(76)
Tenant security deposit liabilities	13	2
Accrued property taxes	(47)	60
Due to affiliates	995	622
Other liabilities	5	6
Net cash provided by operating activities	999	648

Cash flows used in investing activities:
Property improvements and replacements	(984)	(4,932)

Cash flows from financing activities:
Payments on mortgage notes payable	(953)	(880)
Advances from affiliate	1,026	5,465
Net cash provided by financing activities	73	4,585

Net increase in cash and cash equivalents	88	301

Cash and cash equivalents at beginning of year	430	129
Cash and cash equivalents at end of year	$ 518	$ 430

Supplemental disclosure of cash flow activity:
Cash paid for interest	$ 1,987	$ 2,062
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ --	$ 156

At December 31, 2004, approximately $82,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the year ended December 31, 2005.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XV (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California to hold for investment, and ultimately sell income-producing real estate. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the Managing General Partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership operates two apartment properties located in Texas. The Partnership was organized in May 1980. Capital contributions of $89,980,000 ($1,000 per limited partnership unit) were made by the limited partners.

Principles of Consolidation: The Partnership's financial statements include the accounts of Century Lakeside Place, L.P. in which the Partnership owns a 99% interest. The Partnership has the ability to control the major operating and financial policies of the partnership. All interpartnership transactions have been eliminated.

Use of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications: Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $483,000 at December 31, 2006 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

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

Deferred Costs: Loan costs of approximately $527,000, less accumulated amortization of approximately $199,000, are included in other assets and are amortized over the terms of the related loan agreements. Included in interest expense is approximately $31,000 and $32,000 of amortization expense for the years ended December 31, 2006 and 2005, respectively. Amortization expense is expected to be approximately $30,000 in 2007, $29,000 in 2008, $28,000 in 2009, $27,000 in 2010 and $26,000 in 2011.

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

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2006 and 2005. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2006 and 2005.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate is approximately $26,856,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $183,000 and $222,000 for the years ended December 31, 2006 and 2005, respectively, and are included in operating expense.

Segment Reporting: SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Recent Accounting Pronouncements: In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2006	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Lakeside Place
Apartments	$19,525	$ 203	8.34%	03/01/20	$ --
Preston Creek
Apartments	4,755	42	6.65%	01/01/22	--
Total	$24,280	$ 245			$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2006 are as follows (in thousands):

2007	$ 1,032
2008	1,119
2009	1,212
2010	1,313
2011	1,422
Thereafter	18,182
$24,280

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	For the Years Ended
	December 31,
	2006	2005

Net loss as reported	$(2,256)	$(1,957)
Add (deduct):
Depreciation differences	89	(268)
Unearned revenue	(24)	22
Accrued expenses	4	(1)
Other	(37)	(8)

Federal taxable loss	$(2,224)	$(2,212)
Federal taxable loss per limited
partnership unit	$ (1.72) (1)	$(26.04)(1)

(1)

For 2006 and 2005, allocation under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable income or loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

2006

Net liabilities as reported	$(14,927)
Land and buildings	6,066
Accumulated depreciation	(7,582)
Deferred sales commission	8,008
Syndication and distribution costs	2,314
Other	109
Net liabilities - income tax method	$ (6,012)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $391,000 and $354,000 for the years ended December 31, 2006 and 2005, respectively, which are included in operating expenses on the accompanying consolidated statement of operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $188,000 and $186,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses. At December 31, 2006, approximately $575,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2006 and 2005, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2006 and 2005, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, capital improvements, and property tax bills at both of the Partnership’s investment properties. During the years ended December 31, 2006 and 2005, the Partnership borrowed approximately $1,026,000 and $3,394,000, respectively.  Interest accrues at the prime rate plus 2% per annum (10.25% at December 31, 2006).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  During the year ended December 31, 2005, AIMCO Properties, L.P., advanced the Partnership approximately $2,071,000 under the redevelopment loan for Preston Creek Apartments. At December 31, 2006, the combined balance of advances from affiliates, including accrued interest, was approximately $8,245,000 which is included in due to affiliates on the accompanying consolidated balance sheet.  Interest expense for the years ended December 31, 2006 and 2005 was approximately $770,000 and $416,000, respectively. There were no payments made during the years ended December 31, 2006 and 2005.  Subsequent to December 31, 2006, additional advances of approximately $590,000 were received by the Partnership to cover operating expenses and property taxes at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $207,000 and $118,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,425.34 limited partnership units (the "Units") in the Partnership representing 72.71% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 72.71% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakeside Place Apartments	$19,525	$ 3,659	$21,481	$12,448
Preston Creek Apartments	4,755	2,118	5,793	6,251
Total	$24,280	$ 5,777	$27,274	$18,699

	Gross Amount At Which Carried
	At December 31, 2006
	(in thousands)
		Buildings
		and
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
Lakeside Place
Apartments	$ 3,659	$33,929	$37,588	$25,915	10/76	12/80	5-30 yrs
Preston Creek
Apartments	2,107	12,055	14,162	7,544	10/79	08/81	5-30 yrs
Total	$ 5,766	$45,984	$51,750	$33,459

Reconciliation of Investment Properties and Accumulated Depreciation:

	December 31,
	2006	2005
	(in thousands)
Investment Properties
Balance at beginning of year	$50,922	$45,916
Property improvements	828	5,006
Balance at end of year	$51,750	$50,922

Accumulated Depreciation
Balance at beginning of year	$31,095	$29,198
Additions charged to expense	2,364	1,897
Balance at end of year	$33,459	$31,095

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2006 and 2005 is approximately $57,816,000 and $56,972,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2006 and 2005 is approximately $41,041,000 and $38,766,000, respectively.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel of the Settlement Class, have not yet filed their briefs in response.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants moved to decertify the collective action on both issues and that issue is now fully briefed. The defendants anticipate that the Court will soon set oral argument on the defendants’ decertification motion. Because the court denied plaintiffs’ motion to certify state subclasses, in September 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and in November 2005 in Montgomery County Maryland Circuit Court.  The California and Maryland cases have been stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the Managing General Partner have implemented policies, procedures, third-party audits and training and the Managing General Partner believes that these measures will prevent or eliminate mold exposure and will minimize the effects that mold may have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the Managing General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

Other Information

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name	Age	Position

Martha L. Long	47	Director and Senior Vice President
Harry G. Alcock	44	Director, Executive Vice President and Chief
		Investment Officer
Timothy Beaudin	48	Executive Vice President and Chief Development
		Officer
Miles Cortez	63	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	43	Executive Vice President – Securities and Debt
Thomas M. Herzog	44	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	41	Executive Vice President
Scott W. Fordham	39	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	45	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President and Chief Investment Officer of the Managing General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 2005, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

Robert Y. Walker, IV was appointed Senior Vice President of the Managing General Partner and AIMCO in August 2005 and served as the Chief Accounting Officer of the Managing General Partner and AIMCO from November 2005 to January 2007. Mr. Walker was promoted to Executive Vice President of the Managing General Partner and AIMCO in July 2006 and in January 2007 became the Chief Financial Officer of Conventional Property Operations for AIMCO. From June 2002, until he joined AIMCO, Mr. Walker served as Senior Vice President and Chief Financial Officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as principal financial officer of the Managing General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2006.

Name and Address of	Amount and nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Fox Capital Management Corp.
(an affiliate of AIMCO)	100.00	0.11%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	107.00	0.12%
Riverside Drive, LLC
(an affiliate of AIMCO)	35,473.17	39.43%
Madison River Properties, LLC
(an affiliate of AIMCO)	4,222.00	4.69%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	25,523.17	28.36%

AIMCO IPLP, L.P., Riverside Drive, LLC, Fox Capital Management Corp. and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the Managing General Partner owns any Units. The Managing General Partner owns 100 Units as required by the terms of the Partnership Agreement governing the Partnership.

Item 12.

Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $391,000 and $354,000 for the years ended December 31, 2006 and 2005, respectively, which were included in operating expenses on the consolidated statements of operations included in “Item 7. Financial Statements”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $188,000 and $186,000 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses. At December 31, 2006, approximately $575,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2006 and 2005, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2006 and 2005, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, capital improvements, and property tax bills at both of the Partnership’s investment properties. During the years ended December 31, 2006 and 2005, the Partnership borrowed approximately $1,026,000 and $3,394,000, respectively.  Interest accrues at the prime rate plus 2% per annum (10.25% at December 31, 2006).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  During the year ended December 31, 2005, AIMCO Properties, L.P., advanced the Partnership approximately $2,071,000 under the redevelopment loan for Preston Creek Apartments. At December 31, 2006, the combined balance of advances from affiliates, including accrued interest, was approximately $8,245,000 which is included in due to affiliates on the consolidated balance sheet included in “Item 7. Financial Statements”.  Interest expense for the years ended December 31, 2006 and 2005 was approximately $770,000 and $416,000, respectively. There were no payments made during the years ended December 31, 2006 and 2005.  Subsequent to December 31, 2006, additional advances of approximately $590,000 were received by the Partnership to cover operating expenses and property taxes at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2006 and 2005, the Partnership was charged by AIMCO and its affiliates approximately $207,000 and $118,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,425.34 units in the Partnership representing 72.71% of the outstanding Units at December 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 72.71% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007. The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $39,000 and $35,000 for 2006 and 2005, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $10,000 for both 2006 and 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2007
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 23, 2007
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2007
Stephen B. Waters

CENTURY PROPERTIES FUND XV

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

 2.1

NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1996.

 2.2

Partnership Units Purchase Agreement dated as of August 17, 1996, incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1996.

 2.3

Management Purchase Agreement dated as of August 17, 1996, incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1996.

 2.4

Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to Exhibit 2.4 to Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

 2.5

Master Indemnity Agreement dated as of August 17, 1996, incorporated by reference to Exhibit 2.5 to Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1996.

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

Date:  March 23, 2007

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

Date:  March 23, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Century Properties Fund XV (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 23, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 23, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.