Form 10QSB
period 2007-03-31
CENTURY PROPERTIES FUND XV
filed 2007-05-15
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEET
(Unaudited)
(in thousands, except unit data)

March 31, 2007

Assets
Cash and cash equivalents		$ 403
Receivables and deposits		203
Other assets		775
Investment properties:
Land	$ 5,766
Buildings and related personal property	46,184
	51,950
Less accumulated depreciation	(34,048)	17,902
		$ 19,283
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 472
Tenant security deposit liabilities		116
Accrued property taxes		207
Other liabilities		310
Due to affiliates (Note B)		9,555
Mortgage notes payable		24,030

Partners' Deficit
General partners	$ (1,569)
Limited partners (89,980 units issued and
outstanding)	(13,838)	(15,407)
		$ 19,283

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 1,860	$ 1,803
Other income	192	136
Total revenues	2,052	1,939

Expenses:
Operating	918	910
General and administrative	93	104
Depreciation	589	586
Interest	722	687
Property taxes	210	273
Total expenses	2,532	2,560

Net loss	$ (480)	$ (621)

Net loss allocated to general partners (2%)	$ (10)	$ (12)

Net loss allocated to limited partners (98%)	(470)	(609)

	$ (480)	$ (621)

Net loss per limited partnership unit	$ (5.22)	$ (6.77)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	89,980	$ --	$89,980	$ 89,980

Partners' deficit at
December 31, 2006	89,980	$(1,559)	$(13,368)	$(14,927)

Net loss for the three months
ended March 31, 2007	--	(10)	(470)	(480)

Partners' deficit at
March 31, 2007	89,980	$(1,569)	$(13,838)	$(15,407)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (480)	$ (621)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	589	586
Amortization of loan costs	8	8
Change in accounts:
Receivables and deposits	1	(137)
Other assets	(259)	(374)
Accounts payable	380	490
Tenant security deposit liabilities	(5)	4
Accrued property taxes	(622)	(607)
Other liabilities	(37)	(34)
Due to affiliates	155	225
Net cash used in operating activities	(270)	(460)

Cash flows used in investing activities:
Property improvements and replacements	(175)	(364)

Cash flows from financing activities:
Payments on mortgage notes payable	(250)	(231)
Advances from affiliate	590	796
Payment of advances from affiliate	(10)	--
Net cash provided by financing activities	330	565

Net decrease in cash and cash equivalents	(115)	(259)

Cash and cash equivalents at beginning of period	518	430
Cash and cash equivalents at end of period	$ 403	$ 171

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 494	$ 504
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 25	$ 14

At December 31, 2005 approximately $156,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Boards (“FASB”) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48").  FIN 48 prescribes a two-step process for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The first step involves evaluation of a tax position to determine whether it is more likely than not that the position will be sustained upon examination, based on the technical merits of the position.  The second step involves measuring the benefit to recognize in the financial statements for those tax positions that meet the more-likely-than-not recognition threshold.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Partnership adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $97,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership reimbursement of accountable administrative expenses amounting to approximately $57,000 and $51,000 for the three months ended March 31, 2007 and 2006, respectively, which is included in general and administrative expenses. At March 31, 2007, approximately $513,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the three months ended March 31, 2007 and 2006, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2007 and 2006, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments during 2006 and operating expenses, capital improvements and property tax bills at Lakeside Place Apartments during 2006 and 2007. During the three months ended March 31, 2007 and 2006, the Partnership borrowed approximately $590,000 and $796,000, respectively.  Interest accrues at the prime rate plus 2% per annum (10.25% at March 31, 2007).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. At March 31, 2007, the combined balance of advances from affiliates, including accrued interest, was approximately $9,042,000.  Interest expense for the three months ended March 31, 2007 and 2006 was approximately $219,000 and $169,000, respectively.  Subsequent to March 31, 2007, additional advances of approximately $8,000 were received by the Partnership to fund operating expenses at Lakeside Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2007, the Partnership was charged by AIMCO and its affiliates approximately $237,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $207,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues.  The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

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

The Partnership's investment properties consist of two residential apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lakeside Place Apartments	93%	92%
Houston, Texas
Preston Creek Apartments	96%	97%
Dallas, Texas

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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2007 was approximately $480,000, compared to a net loss of approximately $621,000 for the three months ended March 31, 2006.  The decrease in net loss is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues is due to increases in both rental and other income. The increase in rental income is due to an increase in the average rental rate at both investment properties and an increase in occupancy at Lakeside Place Apartments which more than offset a decrease in occupancy at Preston Creek Apartments and an increase in bad debt expense at Preston Creek Apartments. The increase in other income is due to an increase in parking income at Lakeside Place Apartments and an increase in utility reimbursements at both investment properties.

Total expenses decreased due to decreases in property taxes and general and administrative expenses partially offset by an increase in interest expense.    Depreciation expense and operating expense remained relatively constant for the comparable period. Property tax expense decreased due to the successful appeal of the assessed value of Lakeside Place Apartments. Interest expense increased due to an increase in advances from affiliates and the rate charged on such advances, partially offset by scheduled principal payments made on the mortgages encumbering both investment properties, which reduced the carrying balances on the loans.

The decrease in general and administrative expenses is primarily due to a decrease in legal costs associated with administration of the Partnership.  Included in general and administrative expense for the three months ended March 31, 2007 and 2006 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2007, the Partnership had cash and cash equivalents of approximately $403,000 compared to approximately $171,000 at March 31, 2006.  Cash and cash equivalents decreased approximately $115,000, from December 31, 2006, due to approximately $270,000 and $175,000 of cash used in operating and investing activities, respectively, partially offset by approximately $330,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash provided by financing activities consisted of advances received from an affiliate, partially offset by principal payments made on the mortgage notes encumbering the Partnership’s investment properties and payments of advances received from an affiliate. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2007 and 2006, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments during 2006 and operating expenses, capital improvements and property tax bills at Lakeside Place Apartments during 2006 and 2007. During the three months ended March 31, 2007 and 2006, the Partnership borrowed approximately $590,000 and $796,000, respectively.  Interest accrues at the prime rate plus 2% per annum (10.25% at March 31, 2007).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. At March 31, 2007, the combined balance of advances from affiliates, including accrued interest, was approximately $9,042,000.  Interest expense for the three months ended March 31, 2007 and 2006 was approximately $219,000 and $169,000, respectively.  Subsequent to March 31, 2007, additional advances of approximately $8,000 were received by the Partnership to fund operating expenses at Lakeside Apartments.

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

Lakeside Place Apartments

The Partnership completed approximately $149,000 of capital improvements at Lakeside Place Apartments during the three months ended March 31, 2007, consisting primarily of roof replacement, plumbing fixture upgrades, kitchen and bath enhancements, major landscaping and floor covering replacement. These improvements were funded from operations and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $51,000 in capital improvements at Preston Creek Apartments during the three months ended March 31, 2007, consisting primarily of kitchen and bath resurfacing, ground lighting and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007 at the Partnership’s property. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow of the property.

The capital improvements will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place Apartments and Preston Creek Apartments of approximately $24,030,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The Partnership made no distributions to the partners during the three months ended March 31, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,425.34 limited partnership units (the "Units") in the Partnership representing 72.71% of the outstanding Units at March 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 72.71% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties, L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. On March 28, 2007, the court issued an opinion decertifying the collective action on both issues. The court held that the members of the collective action are not similarly situated and the case may not proceed as a collective action.  The nine named plaintiffs still maintain their individual causes of action. The California and Maryland cases are still pending as they were stayed pending the outcome of the decertification motion in the District of Columbia case.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Managing General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: May 15, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 15, 2007	By: /s/Stephen B. Waters
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

Date:  May 15, 2007

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

Date:  May 15, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: May 15, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: May 15, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.