Form 10QSB
period 2007-06-30
CENTURY PROPERTIES FUND XV
filed 2007-08-14
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

June 30, 2007

Assets
Cash and cash equivalents		$ 562
Receivables and deposits		80
Other assets		732
Investment properties:
Land	$ 5,766
Buildings and related personal property	46,367
	52,133
Less accumulated depreciation	(34,638)	17,495
		$ 18,869
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 201
Tenant security deposit liabilities		124
Accrued property taxes		414
Other liabilities		385
Due to affiliates (Note B)		9,866
Mortgage notes payable		23,774

Partners' Deficit
General partners	$ (1,578)
Limited partners (89,980 units issued and
outstanding)	(14,317)	(15,895)
		$ 18,869

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,853	$ 1,812	$ 3,713	$ 3,615
Other income	237	156	429	292
Total revenues	2,090	1,968	4,142	3,907

Expenses:
Operating	965	946	1,883	1,856
General and administrative	102	79	195	183
Depreciation	590	591	1,179	1,177
Interest	728	704	1,450	1,391
Property taxes	193	268	403	541
Total expenses	2,578	2,588	5,110	5,148

Net loss	$ (488)	$ (620)	$ (968)	$(1,241)

Net loss allocated to general
partners (2%)	$ (10)	$ (13)	$ (19)	$ (25)
Net loss allocated to limited
partners (98%)	(478)	(607)	(949)	(1,216)

	$ (488)	$ (620)	$ (968)	$(1,241)

Net loss per limited partnership
unit	$ (5.31)	$ (6.74)	$(10.55)	$(13.51)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2006	89,980	$(1,559)	$(13,368)	$(14,927)

Net loss for the six months
ended June 30, 2007	--	(19)	(949)	(968)

Partners' deficit at
June 30, 2007	89,980	$(1,578)	$(14,317)	$(15,895)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (968)	$(1,241)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	1,179	1,177
Amortization of loan costs	15	15
Change in accounts:
Receivables and deposits	124	(139)
Other assets	(223)	(246)
Accounts payable	82	5
Tenant security deposit liabilities	3	8
Accrued property taxes	(415)	(339)
Due to affiliates	458	463
Other liabilities	38	(16)
Net cash provided by (used in) operating activities	293	(313)

Cash flows used in investing activities:
Property improvements and replacements	(331)	(533)

Cash flows from financing activities:
Payments on mortgage notes payable	(506)	(467)
Payment on advances from affiliate	(10)	--
Advances from affiliate	598	1,026
Net cash provided by financing activities	82	559

Net increase (decrease) in cash and cash equivalents	44	(287)

Cash and cash equivalents at beginning of period	518	430
Cash and cash equivalents at end of period	$ 562	$ 143

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 972	$ 1,003

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 52	$ 18

At December 31, 2005, approximately $156,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at June 30, 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s consolidated financial statements.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $203,000 and $194,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $117,000 and $89,000 for the six months ended June 30, 2007 and 2006, respectively, which is included in general and administrative expenses. At June 30, 2007, approximately $584,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the six months ended June 30, 2007 and 2006, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2007 and 2006, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments during 2006 and operating expenses, capital improvements and property tax bills at Lakeside Place Apartments during 2006 and 2007. During the six months ended June 30, 2007 and 2006, the Partnership borrowed approximately $598,000 and $1,026,000, respectively.  Interest accrues at the prime rate plus 2% per annum (10.25% at June 30, 2007).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the six months ended June 30, 2007 and 2006 was approximately $451,000 and $359,000, respectively. During the six months ended June 30, 2007 the Partnership repaid advances and associated accrued interest of approximately $12,000. No such payments were made during the six months ended June 30, 2006. At June 30, 2007, the combined balance of advances from affiliates, including accrued interest, was approximately $9,282,000 which is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2007, the Partnership was charged by AIMCO and its affiliates approximately $280,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2007 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $207,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2006.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

The Partnership's investment properties consist of two residential apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lakeside Place Apartments	93%	92%
Houston, Texas
Preston Creek Apartments	96%	96%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2007 was approximately $488,000 and $968,000, respectively, compared to a net loss of approximately $620,000 and $1,241,000 for the three and six months ended June 30, 2006, respectively.  The decrease in net loss for both the three and six months ended June 30, 2007 is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues for both the three and six months ended June 30, 2007 is due to increases in both rental and other income. The increase in rental income for both periods is primarily due to increases in the average rental rate at both of the Partnership’s investment properties and occupancy at Lakeside Place Apartments. The increase in other income for both periods is primarily due to increases in parking income at Lakeside Place Apartments and utility reimbursements at both investment properties.

Total expenses decreased for both the three and six months ended June 30, 2007 due to a decrease in property tax expense, partially offset by increases in interest,   operating and general and administrative expenses. Depreciation expense remained relatively constant for the comparable periods. Property tax expense decreased for both periods due to the successful appeal of the assessed value of Lakeside Place Apartments. Interest expense increased for both periods due to an increase in advances from affiliates and the rate charged on such advances, partially offset by scheduled principal payments made on the mortgages encumbering both investment properties, which reduced the carrying balances of the loans. The increase in operating expenses for both periods is primarily due to an increase in payroll related expenses and a tax assessed in 2007 by the state of Texas based on gross receipts at both properties.

The increase in general and administrative expenses for both periods is primarily due to an increase in management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, partially offset by a decrease in legal costs associated with administration of the Partnership.  Also included in general and administrative expense for the three and six months ended June 30, 2007 and 2006 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2007, the Partnership had cash and cash equivalents of approximately $562,000, compared to approximately $143,000 at June 30, 2006.  Cash and cash equivalents increased approximately $44,000, from December 31, 2006, due to approximately $293,000 and $82,000 of cash provided by operating and financing activities, respectively, partially offset by approximately $331,000 of cash used in investing activities. Cash provided by financing activities consisted of advances received from an affiliate, partially offset by principal payments made on the mortgage notes encumbering the Partnership’s investment properties and payments on advances received from an affiliate. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2007 and 2006, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments during 2006 and operating expenses, capital improvements and property tax bills at Lakeside Place Apartments during 2006 and 2007. During the six months ended June 30, 2007 and 2006, the Partnership borrowed approximately $598,000 and $1,026,000, respectively.  Interest accrues at the prime rate plus 2% per annum (10.25% at June 30, 2007).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the six months ended June 30, 2007 and 2006 was approximately $451,000 and $359,000, respectively.  During the six months ended June 30, 2007 the Partnership repaid advances and associated accrued interest of approximately $12,000. No such payments were made during the six months ended June 30, 2006. At June 30, 2007, the combined balance of advances from affiliates, including accrued interest, was approximately $9,282,000, which is included in due to affiliates.

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

Lakeside Place Apartments

The Partnership completed approximately $285,000 of capital improvements at Lakeside Place Apartments during the six months ended June 30, 2007, consisting primarily of roof replacement, plumbing fixture upgrades, kitchen and bath enhancements, major landscaping, HVAC upgrades, air conditioning, appliance and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $98,000 in capital improvements at Preston Creek Apartments during the six months ended June 30, 2007, consisting primarily of kitchen and bath upgrades, and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place Apartments and Preston Creek Apartments of approximately $23,774,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The Partnership made no distributions to the partners during the six months ended June 30, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,425.34 limited partnership units (the "Units") in the Partnership representing 72.71% of the outstanding Units at June 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 72.71% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006. On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. On December 14, 2006, Objector filed his Appellant’s Brief. The Partnership and its affiliates, as well as counsel for the Settlement Class, both filed Respondents’ Briefs on May 17, 2007.  Objector filed his response on August 3, 2007.  No hearing date has yet been scheduled.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

CENTURY PROPERTIES FUND XV

EXHIBIT INDEX

Exhibit Number

Description of Exhibit

 2.1

NPI, Inc. Stock Purchase Agreement, dated as of August 17, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K dated August 17, 1996.

 2.2

Partnership Units Purchase Agreement dated as of August 17, 1996, incorporated by reference to Exhibit 2.1 to the Partnership’s Current Report on Form 8-K filed by Insignia Financial Group, Inc. ("Insignia") with the Securities and Exchange Commission on September 1, 1996.

 2.3

Management Purchase Agreement dated as of August 17, 1996, incorporated by reference to Exhibit 2.2 to the Partnership’s Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1996.

 2.4

Limited Liability Company Agreement of Riverside Drive L.L.C., dated as of August 17, 1995 incorporated by reference to Exhibit 2.4 to the Partnership’s Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1995.

 2.5

Master Indemnity Agreement dated as of August 17, 1996, incorporated by reference to Exhibit 2.5 to the Partnership’s Current Report on Form 8-K filed by Insignia with the Securities and Exchange Commission on September 1, 1996.

 3.4

Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on June 13, 1989, and is thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-79007).

10.8

Multifamily Note dated February 2, 2000, by and between the Partnership and ARCS Commercial Mortgage Co., LP, for Lakeside Place Apartments. Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10.9

Multifamily Note dated December 13, 2001, by and between the Partnership and GMAC Commercial Mortgage Corporation, a California corporation. Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Date:  August 13, 2007

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of Fox Capital Management Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO
Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Century Properties Fund XV (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.