Form 10QSB
period 2007-09-30
CENTURY PROPERTIES FUND XV
filed 2007-11-13
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV

CONSOLIDATED BALANCE SHEET

(Unaudited)

(in thousands, except unit data)

September 30, 2007

Assets
Cash and cash equivalents		$ 468
Receivables and deposits		65
Other assets		633
Investment properties:
Land	$ 5,766
Buildings and related personal property	46,589
	52,355
Less accumulated depreciation	(35,231)	17,124
		$ 18,290
Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 107
Tenant security deposit liabilities		126
Accrued property taxes		608
Other liabilities		370
Due to affiliates (Note B)		9,983
Mortgage notes payable		23,514

Partners' Deficit
General partners	$ (1,589)
Limited partners (89,980 units issued and
outstanding)	(14,829)	(16,418)
		$ 18,290

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Rental income	$ 1,872	$ 1,784	$ 5,585	$ 5,399
Other income	186	158	615	450
Total revenues	2,058	1,942	6,200	5,849

Expenses:
Operating	981	924	2,864	2,780
General and administrative	83	87	278	270
Depreciation	593	592	1,772	1,769
Interest	731	714	2,181	2,105
Property taxes	193	268	596	809
Total expenses	2,581	2,585	7,691	7,733

Net loss	$ (523)	$ (643)	$(1,491)	$(1,884)

Net loss allocated to general
partners (2%)	$ (10)	$ (13)	$ (30)	$ (38)
Net loss allocated to limited
partners (98%)	(513)	(630)	(1,461)	(1,846)

	$ (523)	$ (643)	$(1,491)	$(1,884)

Net loss per limited partnership
unit	$ (5.70)	$ (7.01)	$(16.24)	$(20.52)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2006	89,980	$(1,559)	$(13,368)	$(14,927)

Net loss for the nine months
ended September 30, 2007	--	(30)	(1,461)	(1,491)

Partners' deficit at
September 30, 2007	89,980	$(1,589)	$(14,829)	$(16,418)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,491)	$(1,884)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	1,772	1,769
Amortization of loan costs	23	23
Change in accounts:
Receivables and deposits	139	(142)
Other assets	(132)	(96)
Accounts payable	--	(14)
Tenant security deposit liabilities	5	2
Accrued property taxes	(221)	(70)
Other liabilities	23	(43)
Due to affiliates	575	726
Net cash provided by operating activities	693	271

Cash flows used in investing activities:
Property improvements and replacements	(565)	(748)

Cash flows from financing activities:
Payments on mortgage notes payable	(766)	(707)
Payment on advances from affiliate	(10)	--
Advances from affiliate	598	1,026
Net cash (used in) provided by financing activities	(178)	319

Net decrease in cash and cash equivalents	(50)	(158)

Cash and cash equivalents at beginning of period	518	430
Cash and cash equivalents at end of period	$ 468	$ 272

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,626	$ 1,497

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 40	$ 18

At December 31, 2005, approximately $156,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at September 30, 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007; however, the FASB has decided to issue an exposure draft that would indefinitely delay the effective date of SOP 07-1 until the FASB can reassess the provisions of SOP 07-1.  The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its consolidated financial statements in the period of adoption.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $307,000 and $290,000 for the nine months ended September 30, 2007 and 2006, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $164,000 and $139,000 for the nine months ended September 30, 2007 and 2006, respectively, which is included in general and administrative expenses. At September 30, 2007, approximately $643,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the accompanying consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No Partnership management fees were paid during the nine months ended September 30, 2007 and 2006, as there were no operating distributions during the respective periods.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2007 and 2006, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments during 2006 and operating expenses, capital improvements and property tax bills at Lakeside Place Apartments during 2006 and 2007. During the nine months ended September 30, 2007 and 2006, the Partnership borrowed approximately $598,000 and $1,026,000, respectively.  Interest accrues at the prime rate plus 2% per annum (9.75% at September 30, 2007).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $689,000 and $562,000, respectively. During the nine months ended September 30, 2007 the Partnership repaid advances and associated accrued interest of approximately $192,000. No such payments were made during the nine months ended September 30, 2006. At September 30, 2007, the combined outstanding balance of advances from affiliates, including accrued interest, was approximately $9,340,000 which is included in due to affiliates.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $286,000 and $207,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

The Partnership's investment properties consist of two residential apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2007 and 2006:

	Average Occupancy
Property	2007	2006

Lakeside Place Apartments (1)	93%	90%
Houston, Texas
Preston Creek Apartments	96%	96%
Dallas, Texas

(1)

The Managing General Partner attributes the increase in occupancy at Lakeside Place Apartments to better pricing efforts in order to stay competitive in the Houston market.

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2007 was approximately $523,000 and $1,491,000, respectively, compared to a net loss of approximately $643,000 and $1,884,000 for the three and nine months ended September 30, 2006, respectively. The decrease in net loss for the three months ended September 30, 2007 is due to an increase in total revenues.  The decrease in net loss for the nine months ended September 30, 2007 is due to an increase in total revenues and a decrease in total expenses.

The increase in total revenues for both the three and nine months ended September 30, 2007 is due to increases in both rental and other income. The increase in rental income for both periods is primarily due to increases in occupancy at Lakeside Place Apartments and the average rental rate at Preston Creek Apartments, partially offset by a decrease in the average rental rate at Lakeside Place Apartments and an increase in bad debt expense at both of the Partnership’s investment properties. The increase in other income for both periods is primarily due to increases in parking income at Lakeside Place Apartments and utility reimbursements at both investment properties.

Total expenses remained relatively constant for the three months ended September 30, 2007, as increases in operating and interest expenses were substantially offset by a decrease in property tax expense.  Total expenses decreased for the nine months ended September 30, 2007 due to a decrease in property tax expense, partially offset by increases in interest and operating expenses. Depreciation and general and administrative expenses remained relatively constant for the comparable periods. Property tax expense decreased for both periods primarily due to the successful appeal of the assessed value of Lakeside Place Apartments. Interest expense increased for both periods due to an increase in advances from affiliates and the rate charged on such advances, partially offset by scheduled principal payments made on the mortgages encumbering both investment properties, which reduced the carrying balances of the loans. The increase in operating expenses for both periods is primarily due to increases in contract services and routine repairs and maintenance expense at Lakeside Place Apartments, partially offset by a decrease in insurance expense as a result of reduced hazard insurance premiums at both properties.

Included in general and administrative expenses for the three and nine months ended September 30, 2007 and 2006 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2007, the Partnership had cash and cash equivalents of approximately $468,000, compared to approximately $272,000 at September 30, 2006.  Cash and cash equivalents decreased approximately $50,000, from December 31, 2006, due to approximately $565,000 of cash used in investing activities and approximately $178,000 of cash used in financing activities, partially offset by approximately $693,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage notes encumbering the Partnership’s investment properties and payments on advances received from an affiliate, partially offset by advances received from an affiliate.  The Partnership invests its working capital reserves in interest bearing accounts.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2007 and 2006, the Managing General Partner agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments during 2006 and operating expenses, capital improvements and property tax bills at Lakeside Place Apartments during 2006 and 2007. During the nine months ended September 30, 2007 and 2006, the Partnership borrowed approximately $598,000 and $1,026,000, respectively.  Interest accrues at the prime rate plus 2% per annum (9.75% at September 30, 2007).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., an affiliate of the Managing General Partner, with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $689,000 and $562,000, respectively. During the nine months ended September 30, 2007 the Partnership repaid advances and associated accrued interest of approximately $192,000. No such payments were made during the nine months ended September 30, 2006. At September 30, 2007, the combined outstanding balance of advances from affiliates, including accrued interest, was approximately $9,340,000 which is included in due to affiliates.

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

Lakeside Place Apartments

The Partnership completed approximately $442,000 of capital improvements at Lakeside Place Apartments during the nine months ended September 30, 2007, consisting primarily of roof replacement, foundation improvements, plumbing fixture upgrades, kitchen and bath enhancements, major landscaping, HVAC upgrades and appliance and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $163,000 in capital improvements at Preston Creek Apartments during the nine months ended September 30, 2007, consisting primarily of kitchen and bath upgrades, energy efficiency enhancements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2007. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The capital improvements will be incurred only if cash is available from operations, Partnership reserves, or advances from an affiliate of the Managing General Partner. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place Apartments and Preston Creek Apartments of approximately $23,514,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The Partnership made no distributions to the partners during the nine months ended September 30, 2007 or 2006. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2007 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,425.34 limited partnership units (the "Units") in the Partnership representing 72.71% of the outstanding Units at September 30, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. In this regard, on October 29, 2007, an affiliate of AIMCO acquired 406 Units for a purchase price of $160.00 per Unit through a private purchase.  Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 72.71% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: November 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 13, 2007	By: /s/Stephen B. Waters
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