Form 10KSB
period 2007-12-31
CENTURY PROPERTIES FUND XV
filed 2008-03-31
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Limited Partnership Units

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes []  No[X]

State issuer's revenues for its most recent fiscal year.  $8,349,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE None

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1 of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services to the Partnership's investment properties (see “Note D – Transaction with Affiliated Parties” to the consolidated financial statements included in "Item 7. Financial Statements” for information regarding fees paid to such affiliates for these services).

Risk Factors

The risk factors noted in this section and other factors noted throughout this Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Failure to generate sufficient net operating income may limit the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income may be adversely affected by events or conditions beyond the Partnership’s control, including:

•

the general economic climate;

•

competition from other apartment communities and other housing options;

•

local conditions, such as loss of jobs or an increase in the supply of apartments, that might adversely affect apartment occupancy or rental rates;

•

changes in governmental regulations and the related cost of compliance;

•

increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents;

•

changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and

•

changes in interest rates and the availability of financing.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its properties or prevent it from making distributions on its equity.

The Partnership’s strategy is generally to incur debt to increase the return on its equity while maintaining acceptable interest coverage ratios. Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.  The Partnership is also subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lenders could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in such market area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

Moisture infiltration and resulting mold remediation may be costly.

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

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside Place
Apartments	$38,249	$27,341	5-30 yrs	SL	$11,401
Preston Creek
Apartments	14,368	8,470	5-30 yrs	SL	4,232
	$52,617	$35,811			$15,633

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in “Item 7. Financial Statements” for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership’s properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2007	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Lakeside Place
Apartments	$18,682	8.34%	20 years	03/01/20	$ --
Preston Creek
Apartments	4,566	6.65%	20 years	01/01/22	--
	$23,248				$ --

(1)

See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 7. Financial Statements” for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2007 and 2006 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2007	2006	2007	2006
Lakeside Place
Apartments (1)	$8,248	$8,348	94%	90%
Preston Creek
Apartments	8,830	8,323	97%	96%

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

Real Estate Taxes and Rates

Real estate taxes and rates in 2007 for each property were as follows:

	2007	2007
	Billing	Rate
	(in thousands)

Lakeside Place Apartments	$ 594	2.53%
Preston Creek Apartments	182	2.51%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $673,000 of capital improvements at Lakeside Place Apartments during the year ended December 31, 2007, consisting primarily of roof replacement, foundation improvements, plumbing fixture upgrades, kitchen and bath enhancements, major landscaping, HVAC upgrades and appliance and floor covering replacements. These improvements were funded from operations and advances from an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $206,000 in capital improvements at Preston Creek Apartments during the year ended December 31, 2007, consisting primarily of kitchen and bath upgrades, energy efficiency enhancements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

Item 4.

Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2007.

PART II

Item 5.

Market for the Partnership's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units (the “Units”) aggregating $89,980,000. As of December 31, 2007, the Partnership had 89,980 Units outstanding held by 2,439 limited partners of record. Affiliates of the Managing General Partner owned 65,831.34 Units or 73.16% at December 31, 2007.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions to the partners during the years ended December 31, 2007 or 2006. Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2007 and 2006, as there were no operating distributions during the respective periods.

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information regarding anticipated capital expenditures at the Partnership’s investment properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,831.34 Units in the Partnership representing 73.16% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.54%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership realized a net loss of approximately $1,922,000 for the year ended December 31, 2007, compared to a net loss of approximately $2,256,000 for the year ended December 31, 2006.  The decrease in net loss is due to an increase in total revenues and the recognition of a casualty gain partially offset by an increase in total expenses.

Total revenues increased due to increases in both rental income and other income at both investment properties. Rental income increased due to an increase in occupancy at both investment properties and an increase in the average rental rate at Preston Creek Apartments, partially offset by an increase in bad debt expense primarily at Lakeside Place Apartments and a decrease in the average rental rate at Lakeside Place Apartments. The increase in other income is primarily due to increases in parking income at Lakeside Place Apartments and utility reimbursements at both investment properties.

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000.  Additional insurance proceeds of approximately $4,000 were received during January 2008 and will be recognized as income during the first quarter of 2008.

Total expenses increased due to an increase in both operating and interest expense partially offset by a decrease in property tax expense.  Both general and administrative and depreciation expense remained constant for the comparable periods.  Operating expense increased due to increases in property, administrative, management fee and maintenance expenses partially offset by a decrease in insurance expense.  The increase in property expense is primarily due to an increase in payroll and payroll related costs at Lakeside Place Apartments.  The increase in administrative expense is primarily a result of a margin tax enacted in the state of Texas during 2007 which impacts both of the investment properties.  The margin tax is based on a percentage of operating income.  Administrative expense also increased as a result of an increase in personnel costs, professional fees and general office costs at Preston Creek Apartments.  Management fee expense increased as a result of an increase in rental income at both investment properties on which such fee is based.  The increase in maintenance expense is due to an increase in contract services and routine repairs and maintenance at Lakeside Apartments.  The decrease in insurance expense is a result of reduced insurance premiums at both of the investment properties.  The increase in interest expense is a result of an increase in advances from affiliates partially offset by scheduled principal payments made on the mortgages encumbering both of the investment properties, which reduced the carrying balances of the loans.  The decrease in property tax expense is due to the successful appeal of the assessed value of Lakeside Place Apartments.

Included in general and administrative expenses for the years ended December 31, 2007 and 2006 are management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses for both years are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2007, the Partnership had cash and cash equivalents of approximately $448,000, compared to approximately $518,000 at December 31, 2006.  Cash and cash equivalents decreased approximately $70,000 from December 31, 2006, due to approximately $763,000 of cash used in investing activities and approximately $444,000 of cash used in financing activities, partially offset by approximately $1,137,000 of cash provided by operating activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgage notes encumbering the Partnership’s investment properties and payments on advances received from an affiliate, partially offset by advances received from an affiliate.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments during 2006 and operating expenses, capital improvements and property tax bills at Lakeside Place Apartments during 2006 and 2007. During the years ended December 31, 2007 and 2006, the Partnership borrowed approximately $598,000 and $1,026,000, respectively.  Interest accrues at the prime rate plus 2% (9.25% at December 31, 2007) per annum.  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Partnership to obtain a redevelopment loan from AIMCO Properties, L.P. for Preston Creek Apartments of approximately $2,100,000, with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the years ended December 31, 2007 and 2006 was approximately $915,000 and $770,000, respectively. During the year ended December 31, 2007 the Partnership repaid advances and associated accrued interest of approximately $462,000. No such payments were made during the year ended December 31, 2006. At December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $9,296,000 which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2007, additional advances of approximately $545,000 were received by the Partnership to cover operating expenses and property taxes at Lakeside Place Apartments which are payable in January 2009.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering Lakeside Place Apartments and Preston Creek Apartments of approximately $23,248,000 is being amortized over 20 years with maturity dates of March 2020 and January 2022, respectively, at which time the mortgages are scheduled to be fully amortized.

The Partnership made no distributions to the partners during the years ended December 31, 2007 or 2006. Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2007 and 2006, as there were no operating distributions during the respective periods.

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2007, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2008 or subsequent periods. See “Item 2. Description of Properties – Capital Improvements” for information regarding anticipated capital expenditures at the Partnership’s investment properties.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,831.34 Units in the Partnership representing 73.16% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.54%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Financial Statements

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet - December 31, 2007

Consolidated Statements of Operations - Years ended December 31, 2007 and 2006

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows - Years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XV

We have audited the accompanying consolidated balance sheet of Century Properties Fund XV as of December 31, 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 28, 2008

CENTURY PROPERTIES FUND XV

CONSOLIDATED BALANCE SHEET

(in thousands, except unit data)

December 31, 2007

Assets
Cash and cash equivalents		$ 448
Receivables and deposits		90
Other assets		507
Investment properties (Notes B and E):
Land	$ 5,766
Buildings and related personal property	46,851
	52,617
Less accumulated depreciation	(35,811)	16,806
		$ 17,851

Liabilities and Partners' Deficit
Liabilities
Accounts payable		$ 180
Tenant security deposit liabilities		123
Accrued property taxes		776
Other liabilities		379
Due to affiliates (Note D)		9,994
Mortgage notes payable (Note B)		23,248

Partners' Deficit
General partners	$ (1,597)
Limited partners (89,980 units
issued and outstanding)	(15,252)	(16,849)
		$ 17,851

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2007	2006
Revenues:
Rental income	$ 7,505	$ 7,260
Other income	844	618
Total revenues	8,349	7,878

Expenses:
Operating	3,907	3,769
General and administrative	355	355
Depreciation	2,363	2,364
Interest	2,895	2,818
Property taxes	765	828
Total expenses	10,285	10,134

Casualty gain (Note F)	14	--

Net loss (Note C)	$(1,922)	$(2,256)

Net loss allocated to general partners (2%)	$ (38)	$ (45)
Net loss allocated to limited partners (98%)	(1,884)	(2,211)

Net loss	$(1,922)	$(2,256)

Net loss per limited partnership unit	$(20.94)	$(24.57)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2005	89,980	$(1,514)	$(11,157)	$(12,671)

Net loss for the year ended
December 31, 2006	--	(45)	(2,211)	(2,256)

Partners' deficit at
December 31, 2006	89,980	(1,559)	(13,368)	(14,927)

Net loss for the year ended
December 31, 2007	--	(38)	(1,884)	(1,922)

Partners' deficit at
December 31, 2007	89,980	$(1,597)	$(15,252)	$(16,849)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (1,922)	$ (2,256)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Casualty gain	(14)	--
Depreciation	2,363	2,364
Amortization of loan costs	30	31
Change in accounts:
Receivables and deposits	114	(150)
Other assets	(13)	51
Accounts payable	12	(7)
Tenant security deposit liabilities	2	13
Accrued property taxes	(53)	(47)
Other liabilities	32	5
Due to affiliates	586	995
Net cash provided by operating activities	1,137	999

Cash flows from investing activities:
Property improvements and replacements	(778)	(984)
Insurance proceeds received	15	--
Net cash used in investing activities	(763)	(984)

Cash flows from financing activities:
Payments on mortgage notes payable	(1,032)	(953)
Payment on advances from affiliate	(10)	--
Advances from affiliate	598	1,026
Net cash (used in) provided by financing activities	(444)	73

Net (decrease) increase in cash and cash equivalents	(70)	88

Cash and cash equivalents at beginning of year	518	430
Cash and cash equivalents at end of year	$ 448	$ 518

Supplemental disclosure of cash flow activity:
Cash paid for interest	$ 2,367	$ 1,987
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 101	$ --

At December 31, 2005, approximately $156,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the year ended December 31, 2006.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $398,000 at December 31, 2007 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $527,000, less accumulated amortization of approximately $228,000, are included in other assets and are amortized over the terms of the related loan agreements. Included in interest expense is approximately $30,000 and $31,000 of amortization expense for the years ended December 31, 2007 and 2006, respectively. Amortization expense is expected to be approximately $29,000 in 2008, $28,000 in 2009, $27,000 in 2010, $26,000 in 2011 and $25,000 in 2012.

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

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2007 and 2006. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2007 and 2006.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate is approximately $25,979,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $191,000 and $183,000 for the years ended December 31, 2007 and 2006, respectively, and are included in operating expense.

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

In September 2006, the “FASB” issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (the “AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal	Monthly			Principal
	Balance At	Payment	Stated		Balance
	December 31,	Including	Interest	Maturity	Due At
Property	2007	Interest	Rate	Date	Maturity
	(in thousands)				(in thousands)
Lakeside Place
Apartments	$18,682	$ 203	8.34%	03/01/20	$ --
Preston Creek
Apartments	4,566	42	6.65%	01/01/22	--
Total	$23,248	$ 245			$ --

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2007 are as follows (in thousands):

2008	$ 1,119
2009	1,212
2010	1,313
2011	1,422
2012	1,541
Thereafter	16,641
$23,248

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	For the Years Ended
	December 31,
	2007	2006

Net loss as reported	$(1,922)	$(2,256)
Add (deduct):
Depreciation differences	370	89
Unearned revenue	4	(24)
Accrued expenses	1	4
Other	6	(37)

Federal taxable loss	$(1,541)	$(2,224)
Federal taxable loss per limited
partnership unit	$ ( .39) (1)	$ (1.72) (1)

(1)

For 2007 and 2006, allocation under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

2007

Net liabilities as reported	$(16,849)
Land and buildings	6,050
Accumulated depreciation	(7,223)
Deferred sales commission	8,008
Syndication and distribution costs	2,314
Other	146
Net liabilities - income tax method	$ (7,554)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $412,000 and $391,000 for the years ended December 31, 2007 and 2006, respectively, which are included in operating expenses on the consolidated statement of operations. At December 31, 2007, approximately $2,000 was owed for such services and is included in due to affiliates on the consolidated balance sheet.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $203,000 and $188,000 for the years ended December 31, 2007 and 2006, respectively, which are included in general and administrative expenses. At December 31, 2007, approximately $696,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates on the consolidated balance sheet.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2007 and 2006, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments during 2006 and operating expenses, capital improvements and property tax bills at Lakeside Place Apartments during 2006 and 2007. During the years ended December 31, 2007 and 2006, the Partnership borrowed approximately $598,000 and $1,026,000, respectively.  Interest accrues at the prime rate plus 2% (9.25% at December 31, 2007) per annum.  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Partnership to obtain a redevelopment loan from AIMCO Properties, L.P. for Preston Creek Apartments of approximately $2,100,000, with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the years ended December 31, 2007 and 2006 was approximately $915,000 and $770,000, respectively. During the year ended December 31, 2007 the Partnership repaid advances and associated accrued interest of approximately $462,000. No such payments were made during the year ended December 31, 2006. At December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $9,296,000 which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2007, additional advances of approximately $545,000 were received by the Partnership to cover operating expenses and property taxes at Lakeside Place Apartments which are payable in January 2009.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $223,000 and $207,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,831.34 limited partnership units (the "Units") in the Partnership representing 73.16% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.54%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakeside Place Apartments	$18,682	$ 3,659	$21,481	$13,109
Preston Creek Apartments	4,566	2,118	5,793	6,457
Total	$23,248	$ 5,777	$27,274	$19,566

	Gross Amount At Which Carried
	At December 31, 2007
	(in thousands)
		Buildings
		and
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
Lakeside Place
Apartments	$ 3,659	$34,590	$38,249	$27,341	10/76	12/80	5-30 yrs
Preston Creek
Apartments	2,107	12,261	14,368	8,470	10/79	08/81	5-30 yrs
Total	$ 5,766	$46,851	$52,617	$35,811

Reconciliation of Investment Properties and Accumulated Depreciation:

	December 31,
	2007	2006
	(in thousands)
Investment Properties
Balance at beginning of year	$51,750	$50,922
Property improvements	879	828
Disposal of property	(12)	--
Balance at end of year	$52,617	$51,750

Accumulated Depreciation
Balance at beginning of year	$33,459	$31,095
Additions charged to expense	2,363	2,364
Disposal of property	(11)	--
Balance at end of year	$35,811	$33,459

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2007 and 2006 is approximately $58,667,000 and $57,816,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2007 and 2006 is approximately $43,034,000 and $41,041,000, respectively.

Note F – Casualty Gain

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000. Additional insurance proceeds of approximately $4,000 were received during January 2008 and will be recognized as income during the first quarter of 2008.

Note G - Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has until April 1, 2008 to file a Petition for Review with the California Supreme Court.

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

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Managing General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting.

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

On March 27, 2008, AIMCO announced that Scott W. Fordham, Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner, has announced his resignation.  Mr. Fordham has chosen to leave AIMCO to return to Texas to pursue an opportunity as chief accounting officer with an office REIT led by Tom August, the former CEO of Prentiss Properties Trust (“Prentiss”), with whom Mr. Fordham served as senior vice president and chief accounting officer prior to Prentiss’s 2006 merger with Brandywine Realty Trust.

Mr. Fordham will remain with AIMCO through the first quarter close in order to ensure an orderly transition.

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

Name	Age	Position

Martha L. Long	48	Director and Senior Vice President
Harry G. Alcock	45	Director and Executive Vice President
Timothy Beaudin	49	Executive Vice President and Chief Development Officer
Lisa R. Cohn	39	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	44	Executive Vice President – Securities and Debt; Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Scott W. Fordham	40	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	46	Vice President

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

Harry G. Alcock was appointed as a Director of the Managing General Partner in October 2004 and was appointed Executive Vice President of the Managing General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999. Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Timothy Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005.  Prior to this time, beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Managing General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the Managing General Partner in February 2004 and of AIMCO in February 2003.  Ms. Fielding was appointed Treasurer of AIMCO and the Managing General Partner in January 2005.  Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

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

Scott W. Fordham was appointed Senior Vice President and Chief Accounting Officer in January 2007 of the Managing General Partner and AIMCO. Prior to joining AIMCO, Mr. Fordham served as Vice President and Chief Accounting Officer of Brandywine Realty Trust from January 2006 through December 2006. Prior to the merger of Prentiss Properties Trust with Brandywine Realty Trust, Mr. Fordham served as Senior Vice President and Chief Accounting Officer of Prentiss Properties Trust and was in charge of the corporate accounting and financial reporting groups. Prior to joining Prentiss Properties Trust in 1992, Mr. Fordham worked in public accounting with PricewaterhouseCoopers LLP.

Stephen B. Waters was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.

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

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2007.

Name and Address of	Amount and nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Fox Capital Management Corp.
(an affiliate of AIMCO)	100.00	0.11%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	35,580.17	39.54%
Madison River Properties, LLC
(an affiliate of AIMCO)	4,222.00	4.69%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	25,929.17	28.82%

AIMCO IPLP, L.P., Fox Capital Management Corp. and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $412,000 and $391,000 for the years ended December 31, 2007 and 2006, respectively, which were included in operating expenses.  At December 31, 2007, approximately $2,000 was owed for such services and is included in due to affiliates.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $203,000 and $188,000 for the years ended December 31, 2007 and 2006, respectively, which are included in general and administrative expenses. At December 31, 2007, approximately $696,000 of reimbursements for services were owed by the Partnership and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2007 and 2006, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., an affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2007 and 2006, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property tax bills at Preston Creek Apartments during 2006 and operating expenses, capital improvements and property tax bills at Lakeside Place Apartments during 2006 and 2007. During the years ended December 31, 2007 and 2006, the Partnership borrowed approximately $598,000 and $1,026,000, respectively.  Interest accrues at the prime rate plus 2% (9.25% at December 31, 2007) per annum.  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Partnership to obtain a redevelopment loan from AIMCO Properties, L.P. for Preston Creek Apartments of approximately $2,100,000, with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the years ended December 31, 2007 and 2006 was approximately $915,000 and $770,000, respectively. During the year ended December 31, 2007 the Partnership repaid advances and associated accrued interest of approximately $462,000. No such payments were made during the year ended December 31, 2006. At December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $9,296,000 which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2007, additional advances of approximately $545,000 were received by the Partnership to cover operating expenses and property taxes at Lakeside Place Apartments which are payable in January 2009.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2007 and 2006, the Partnership was charged by AIMCO and its affiliates approximately $223,000 and $207,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,831.34 units in the Partnership representing 73.16% of the outstanding Units at December 31, 2007. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.16% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.54%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 13.

Exhibits

See Exhibit Index.

Item 14.

Principal Accountant Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008. The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $41,000 and $39,000 for 2007 and 2006, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $11,000 and $10,000 for the years ended December 31, 2007 and 2006, respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 31, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2008
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 31, 2008
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
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