Form 10-Q
period 2008-03-31
CENTURY PROPERTIES FUND XV
filed 2008-05-14
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(864) 239-1000
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 13,105	$ 448
Receivables and deposits	114	90
Other assets	951	507
Investment properties:
Land	5,766	5,766
Buildings and related personal property	47,019	46,851
	52,785	52,617
Less accumulated depreciation	(36,407)	(35,811)
	16,378	16,806
	$ 30,548	$ 17,851

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 414	$ 180
Tenant security deposit liabilities	124	123
Accrued property taxes	211	776
Other liabilities	200	379
Due to affiliates (Note B)	10,760	9,994
Mortgage notes payable (Note C)	36,235	23,248
	47,944	34,700

Partners' Deficit
General partners	(1,608)	(1,597)
Limited partners (89,980 units issued and
outstanding)	(15,788)	(15,252)
	(17,396)	(16,849)
	$ 30,548	$ 17,851

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2008	2007
Revenues:
Rental income	$ 1,930	$ 1,860
Other income	233	192
Total revenues	2,163	2,052

Expenses:
Operating	1,023	918
General and administrative	187	93
Depreciation	596	589
Interest	695	722
Property taxes	213	210
Total expenses	2,714	2,532

Casualty gain (Note D)	4	--

Net loss	$ (547)	$ (480)

Net loss allocated to general partners (2%)	$ (11)	$ (10)

Net loss allocated to limited partners (98%)	(536)	(470)

	$ (547)	$ (480)

Net loss per limited partnership unit	$ (5.96)	$ (5.22)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	89,980	$ --	$89,980	$ 89,980

Partners' deficit at
December 31, 2007	89,980	$(1,597)	$(15,252)	$(16,849)

Net loss for the three months
ended March 31, 2008	--	(11)	(536)	(547)

Partners' deficit at
March 31, 2008	89,980	$(1,608)	$(15,788)	$(17,396)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (547)	$ (480)
Adjustments to reconcile net loss to net cash
used in operating activities:
Casualty gain	(4)	--
Depreciation	596	589
Amortization of loan costs	8	8
Change in accounts:
Receivables and deposits	(24)	1
Other assets	(248)	(259)
Accounts payable	286	380
Tenant security deposit liabilities	1	(5)
Accrued property taxes	(565)	(622)
Other liabilities	(179)	(37)
Due to affiliates	134	155
Net cash used in operating activities	(542)	(270)

Cash flows from investing activities:
Property improvements and replacements	(220)	(175)
Insurance proceeds received	4	--
Net cash used in investing activities	(216)	(175)

Cash flows from financing activities:
Payments on mortgage notes payable	(363)	(250)
Proceeds from mortgage notes payable	13,350	--
Loan costs paid	(204)	--
Payment on advances from affiliate	--	(10)
Advances from affiliate	632	590
Net cash provided by financing activities	13,415	330

Net increase (decrease) in cash and cash equivalents	12,657	(115)

Cash and cash equivalents at beginning of period	448	518
Cash and cash equivalents at end of period	$13,105	$ 403

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 663	$ 494
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 49	$ 25

At December 31, 2007 approximately $101,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2008.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 during the three months ended March 31, 2008, and at that time determined no transition adjustment was required.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $107,000 and $102,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in operating expenses. At December 31, 2007, approximately $2,000 was owed for such services and is included in due to affiliates.  No such amounts were owed at March 31, 2008.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $45,000 and $57,000 for the three months ended March 31, 2008 and 2007, respectively, which is included in general and administrative expenses. At March 31, 2008 and December 31, 2007, approximately $754,000 and $696,000, respectively, of reimbursements for services were owed by the Partnership and are included in due to affiliates. Subsequent to March 31, 2008, the balance of reimbursements for services owed were repaid in full with financing proceeds (see Note C).

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the three months ended March 31, 2008 and 2007, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2008 and 2007, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2008 and 2007 and operating expenses at Preston Creek during 2008. During the three months ended March 31, 2008 and 2007, the Partnership borrowed approximately $632,000 and $590,000, respectively.  Interest accrues at the prime rate plus 2% per annum (7.25% at March 31, 2008).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the three months ended March 31, 2008 and 2007 was approximately $211,000 and $219,000, respectively. At March 31, 2008 and December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $10,006,000 and $9,296,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, the balance of the outstanding advances including accrued interest was repaid in full with financing proceeds (see Note C).

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2008, the Partnership was charged by AIMCO and its affiliates approximately $140,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $223,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Mortgage Financing

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $4,350,000 on one of its investment properties, Preston Creek Apartments.  The second mortgage loan bears interest at a fixed rate of 6.29% per annum and requires monthly payments of principal and interest of approximately $27,000 beginning on May 1, 2008, through the January 1, 2022 maturity date.  The second mortgage loan has a balloon payment of approximately $3,290,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Preston Creek Apartments.  The modifications include a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $29,000 beginning May 1, 2008, through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,448,000 is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $42,000 through the maturity date of January 1, 2022, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

On March 31, 2008, the Partnership also obtained a second mortgage loan in the principal amount of $9,000,000 on its investment property, Lakeside Place Apartments. The second mortgage loan bears interest at a fixed rate of 6.10% per annum and requires monthly payments of principal and interest of approximately $55,000 beginning on May 1, 2008 through the March 1, 2020 maturity date.  The second mortgage loan has a balloon payment of approximately $7,177,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to March 1, 2021, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Lakeside Place Apartments.  The modification includes a fixed interest rate of 8.34% per annum and monthly payments of principal and interest of approximately $139,000, beginning May 1, 2008 through the maturity date of March 1, 2020, at which time a balloon payment of approximately $15,613,000 is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to March 1, 2021, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 8.34% per annum and monthly payments of principal and interest of approximately $203,000 through the maturity date of March 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $204,000 which were capitalized and are included in other assets.

Note D – Casualty Gain

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000. Additional insurance proceeds of approximately $4,000 were received during January 2008 and an additional casualty gain of approximately $4,000 was recognized during the three months ended March 31, 2008.

In March 2008, Lakeside Apartments suffered fire damage to 5 rental units.  Insurance proceeds of approximately $40,000 were received in April 2008.  The preliminary estimated cost to repair the units is approximately $118,000.  The Partnership does not anticipate recognizing any loss related to this casualty.

Note E - Subsequent Event

Subsequent to March 31, 2008, the Partnership distributed approximately $1,500,000 of financing proceeds to its partners, of which the limited partners received approximately $1,470,000 or $16.34 per limited partnership unit.

Note F – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: natural disasters such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risks; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership.   Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two residential apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Lakeside Place Apartments (1)	96%	93%
Houston, Texas
Preston Creek Apartments	97%	96%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2008 was approximately $547,000, compared to a net loss of approximately $480,000 for the three months ended March 31, 2007.  The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues.

Total expenses increased due to increases in operating and general and administrative expenses partially offset by a decrease in interest expense.  Property tax and depreciation expenses remained relatively constant for the respective periods.  Operating expense increased due to increases in maintenance, administrative and property expenses partially offset by a decrease in insurance expense.  Maintenance expense increased due to increases in exterminating and landscaping costs, plumbing and roof repairs, security costs and painting supplies and a decrease in capitalized payroll costs at Lakeside Place Apartments.  Administrative expenses increased due to increases in professional fees and office equipment for both investment properties.  Property expense increased due to increases in utility and payroll costs at Lakeside Place Apartments.  Insurance expense decreased due to a decrease in hazard insurance premiums primarily at Lakeside Place Apartments.  General and administrative expense increased due to an increase in costs associated with the modification of the existing mortgages encumbering both investment properties, as discussed below.  Interest expense decreased as a result of scheduled principal payments made on the mortgages encumbering both investment properties and a decrease in the variable interest rate charged on advances from affiliates.

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000. Additional insurance proceeds of approximately $4,000 were received during January 2008 and an additional casualty gain of approximately $4,000 was recognized during the three months ended March 31, 2008.

In March 2008, Lakeside Apartments suffered fire damage to 5 rental units.  Insurance proceeds of approximately $40,000 were received in April 2008.  The preliminary estimated cost to repair the units is approximately $118,000.  The Partnership does not anticipate recognizing any loss related to this casualty.

The increase in total revenues is due to increases in both rental and other income. The increase in rental income is due to an increase in the average rental rate at Preston Creek Apartments and increases in occupancy at both investment properties partially offset by a slight decrease in the average rental rate at Lakeside Place Apartments.  The increase in other income is primarily due to increases in parking income, utility reimbursements, lease cancellation fees and application fees at Lakeside Place Apartments.

Included in general and administrative expense for the three months ended March 31, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2008, the Partnership had cash and cash equivalents of approximately $13,105,000 compared to approximately $403,000 at March 31, 2007.  Cash and cash equivalents increased approximately $12,657,000 from December 31, 2007 due to approximately $13,415,000 of cash provided by financing activities partially offset by approximately $542,000 and $216,000, of cash used in operating and investing activities, respectively. Cash provided by financing activities consisted primarily of proceeds from the addition of second mortgages on both investment properties and advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage notes encumbering the Partnership's investment properties and payment of loan costs associated with the second mortgages. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2008 and 2007, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2008 and 2007 and operating expenses at Preston Creek during 2008. During the three months ended March 31, 2008 and 2007, the Partnership borrowed approximately $632,000 and $590,000, respectively.  Interest accrues at the prime rate plus 2% per annum (7.25% at March 31, 2008).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the three months ended March 31, 2008 and 2007 was approximately $211,000 and $219,000, respectively. At March 31, 2008 and December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $10,006,000 and $9,296,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2008, the balance of the outstanding advances including accrued interest was repaid in full with financing proceeds, see discussion below.

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

Lakeside Place Apartments

The Partnership completed approximately $142,000 of capital improvements at Lakeside Place Apartments during the three months ended March 31, 2008, consisting primarily of floor covering replacements, kitchen and bath upgrades, interior enhancements and appliance replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $26,000 in capital improvements at Preston Creek Apartments during the three months ended March 31, 2008, consisting primarily of kitchen and bath resurfacing, HVAC replacements, structural upgrades and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2008 at the Partnership’s property. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow of the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $4,350,000 on one of its investment properties, Preston Creek Apartments.  The second mortgage loan bears interest at a fixed rate of 6.29% per annum and requires monthly payments of principal and interest of approximately $27,000 beginning on May 1, 2008, through the January 1, 2022 maturity date.  The second mortgage loan has a balloon payment of approximately $3,290,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Preston Creek Apartments.  The modifications include a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $29,000 beginning May 1, 2008, through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,448,000 is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $42,000 through the maturity date of January 1, 2022, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

On March 31, 2008, the Partnership also obtained a second mortgage loan in the principal amount of $9,000,000 on its investment property, Lakeside Place Apartments. The second mortgage loan bears interest at a fixed rate of 6.10% per annum and requires monthly payments of principal and interest of approximately $55,000 beginning on May 1, 2008 through the March 1, 2020 maturity date.  The second mortgage loan has a balloon payment of approximately $7,177,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to March 1, 2021, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Lakeside Place Apartments.  The modification includes a fixed interest rate of 8.34% per annum and monthly payments of principal and interest of approximately $139,000, beginning May 1, 2008 through the maturity date of March 1, 2020, at which time a balloon payment of approximately $15,613,000 is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to March 1, 2021, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 8.34% per annum and monthly payments of principal and interest of approximately $203,000 through the maturity date of March 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain obligations and liabilities of the Partnership with respect to the modified loan.

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $204,000 which were capitalized and are included in other assets.

The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions to the partners during the three months ended March 31, 2008 or 2007. Subsequent to March 31, 2008, the Partnership distributed approximately $1,500,000 of financing proceeds to its partners of which the limited partners received approximately $1,470,000 or $16.34 per limited partnership unit. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.17% of the outstanding Units at March 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4.

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

(b)

Changes in Internal Control Over Financial Reporting. There have been no significant changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. Appellant has filed a Petition for Review with the California Supreme Court.  The matter has been submitted and the parties are awaiting a decision by the California Supreme Court regarding whether or not it will accept the matter for review.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: May 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: May 14, 2008	By: /s/Stephen B. Waters
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

10.10

Amended and Restated Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Federal Home Loan Mortgage Corporation and Century Lakeside Place, L.P., a Texas limited partnership, dated March 31, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

10.11

Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and Century Lakeside Place, L.P., a Texas limited partnership, dated March 31, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

10.12

Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Capmark Bank and Century Lakeside Place, L.P., a Texas limited partnership, dated March 31, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

10.13

Multifamily Note between Capmark Bank and Century Lakeside Place, L.P., a Texas limited partnership, dated March 31, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

10.14

Amended and Restated Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Federal Home Loan Mortgage Corporation and Century Properties Fund XV, a California limited partnership, dated March 31, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

10.15

Amended and Restated Multifamily Note (Recast Transaction) between Federal Home Loan Mortgage Corporation and Century Properties Fund XV, a California limited partnership, dated March 31, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

10.16

Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between Capmark Bank and Century Properties Fund XV, a California limited partnership, dated March 31, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

10.17

Multifamily Note between Capmark Bank and Century Properties Fund XV, a California limited partnership, dated March 31, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 31, 2008.

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