Form 10-Q
period 2008-06-30
CENTURY PROPERTIES FUND XV
filed 2008-08-14
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 123	$ 448
Receivables and deposits	146	90
Other assets	844	507
Restricted escrows	17	--
Investment properties:
Land	5,766	5,766
Buildings and related personal property	49,286	46,851
	55,052	52,617
Less accumulated depreciation	(36,975)	(35,811)
	18,077	16,806
	$ 19,207	$ 17,851

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 720	$ 180
Tenant security deposit liabilities	125	123
Accrued property taxes	421	776
Other liabilities	418	379
Due to affiliates (Note B)	611	9,994
Mortgage notes payable (Note C)	36,178	23,248
	38,473	34,700

Partners' Deficit
General partners	(1,645)	(1,597)
Limited partners (89,980 units issued and
outstanding)	(17,621)	(15,252)
	(19,266)	(16,849)
	$ 19,207	$ 17,851

Note:

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 1,893	$ 1,853	$ 3,823	$ 3,713
Other income	225	237	458	429
Total revenues	2,118	2,090	4,281	4,142

Expenses:
Operating	978	965	2,001	1,883
General and administrative	90	102	277	195
Depreciation	606	590	1,202	1,179
Interest	678	728	1,373	1,450
Property taxes	211	193	424	403
Total expenses	2,563	2,578	5,277	5,110

Casualty gains (Note D)	75	--	79	--

Net loss	$ (370)	$ (488)	$ (917)	$ (968)

Net loss allocated to general
partners (2%)	$ (7)	$ (10)	$ (18)	$ (19)
Net loss allocated to limited
partners (98%)	(363)	(478)	(899)	(949)

	$ (370)	$ (488)	$ (917)	$ (968)

Net loss per limited partnership
unit	$ (4.03)	$ (5.31)	$ (9.99)	$(10.55)

Distributions per limited
partnership unit	$ 16.34	$ --	$ 16.34	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited
	Units	Partners	Partners	Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2007	89,980	$(1,597)	$(15,252)	$(16,849)

Distributions to partners		(30)	(1,470)	(1,500)

Net loss for the six months
ended June 30, 2008	--	(18)	(899)	(917)

Partners' deficit at
June 30, 2008	89,980	$(1,645)	$(17,621)	$(19,266)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (917)	$ (968)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	1,202	1,179
Amortization of loan costs	19	15
Casualty gains	(79)	--
Change in accounts:
Receivables and deposits	(56)	124
Other assets	(127)	(223)
Accounts payable	42	82
Tenant security deposit liabilities	2	3
Accrued property taxes	(355)	(415)
Other liabilities	39	38
Due to affiliates	(2,351)	458
Net cash (used in) provided by operating activities	(2,581)	293

Cash flows from investing activities:
Property improvements and replacements	(1,979)	(331)
Insurance proceeds received	83	--
Net deposits to restricted escrows	(17)	--
Net cash used in investing activities	(1,913)	(331)

Cash flows from financing activities:
Payments on mortgage notes payable	(420)	(506)
Proceeds from mortgage notes payable	13,350	--
Loan costs paid	(229)	--
Distributions to partners	(1,500)	--
Payment on advances from affiliate	(8,260)	(10)
Advances from affiliate	1,228	598
Net cash provided by financing activities	4,169	82

Net (decrease) increase in cash and cash equivalents	(325)	44

Cash and cash equivalents at beginning of period	448	518
Cash and cash equivalents at end of period	$ 123	$ 562

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 3,069	$ 972

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 599	$ 52

At December 31, 2007, approximately $101,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at June 30, 2008.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $212,000 and $203,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in operating expenses. At December 31, 2007, approximately $2,000 was owed for such services and was included in due to affiliates.  No such amounts were owed at June 30, 2008.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $92,000 and $117,000 for the six months ended June 30, 2008 and 2007, respectively, which is included in general and administrative expenses. At June 30, 2008 and December 31, 2007, approximately $13,000 and $696,000, respectively, of reimbursements for services were owed by the Partnership and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the six months ended June 30, 2008 and 2007, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2008 and 2007 and operating expenses at Preston Creek during 2008. During the six months ended June 30, 2008 and 2007, the Partnership borrowed approximately $1,228,000 and $598,000, respectively.  Interest accrues at the prime rate plus 2% per annum (7.00% at June 30, 2008).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the six months ended June 30, 2008 and 2007 was approximately $216,000 and $451,000, respectively. During the six months ended June 30, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000. During the six months ended June 30, 2007 the Partnership repaid advances and associated accrued interest of approximately $12,000. At June 30, 2008 and December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $598,000 and $9,296,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $1,276,000 primarily to fund capital expenditures at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $140,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $223,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

Note C – Mortgage Financing

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $4,350,000 on one of its investment properties, Preston Creek Apartments.  The second mortgage loan bears interest at a fixed rate of 6.29% per annum and requires monthly payments of principal and interest of approximately $27,000 beginning on May 1, 2008, through the January 1, 2022 maturity date.  The second mortgage loan has a balloon payment of approximately $3,290,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Preston Creek Apartments.  The modifications include a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $29,000 beginning May 1, 2008, through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,448,000 is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $42,000 through the maturity date of January 1, 2022, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

On March 31, 2008, the Partnership also obtained a second mortgage loan in the principal amount of $9,000,000 on its investment property, Lakeside Place Apartments. The second mortgage loan bears interest at a fixed rate of 6.10% per annum and requires monthly payments of principal and interest of approximately $55,000 beginning on May 1, 2008 through the March 1, 2020 maturity date.  The second mortgage loan has a balloon payment of approximately $7,177,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to March 1, 2021, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Lakeside Place Apartments.  The modification includes a fixed interest rate of 8.34% per annum and monthly payments of principal and interest of approximately $139,000, beginning May 1, 2008 through the maturity date of March 1, 2020, at which time a balloon payment of approximately $15,613,000 is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to March 1, 2021, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 8.34% per annum and monthly payments of principal and interest of approximately $203,000 through the maturity date of March 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $229,000 which were capitalized and are included in other assets.

Note D – Casualty Gains

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During both the three and six months ended June 30, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the three and six months ended June 30, 2008 of approximately $75,000 as a result of the write off of undepreciated damaged assets of approximately $4,000.

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000. Additional insurance proceeds of approximately $4,000 were received during January 2008 and an additional casualty gain of approximately $4,000 was recognized during the six months ended June 30, 2008.

Note E – Contingencies

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing. On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two residential apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2008 and 2007:

	Average Occupancy
Property	2008	2007

Lakeside Place Apartments	95%	93%
Houston, Texas
Preston Creek Apartments	96%	96%
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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2008 was approximately $370,000 and $917,000, respectively, compared to a net loss of approximately $488,000 and $968,000 for the three and six months ended June 30, 2007, respectively.  The decrease in net loss for the three months ended June 30, 2008 is due to an increase in total revenues, the recognition of a casualty gain and a decrease in total expenses.  The decrease in net loss for the six months ended June 30, 2008 is due to an increase in total revenues and the recognition of a casualty gain, partially offset by an increase in total expenses.

Total revenues increased for the three months ended June 30, 2008 due to an increase in rental income partially offset by a decrease in other income. Rental income increased due to an increase in the average rental rate at Preston Creek Apartments and an increase in occupancy at Lakeside Place Apartments, partially offset by a decrease in the average rental rate at Lakeside Place Apartments. Other income decreased due to a decrease in utility reimbursements at both investment properties.  Total revenues increased for the six months ended June 30, 2008 due to increases in both rental income and other income.  Rental income increased due to an increase in occupancy and a decrease in bad debt expense at Lakeside Place Apartments and an increase in the rental rate at Preston Creek Apartments partially offset by a slight decrease in the average rental rate at Lakeside Place Apartments. Other income increased due to increases in parking income and utility reimbursements at Lakeside Place Apartments and in miscellaneous fee income at Preston Creek Apartments.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During both the three and six months ended June 30, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the three and six months ended June 30, 2008 of approximately $75,000 as a result of the write off of undepreciated damaged assets of approximately $4,000.

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000. Additional insurance proceeds of approximately $4,000 were received during January 2008 and an additional casualty gain of approximately $4,000 was recognized during the six months ended June 30, 2008.

Total expenses decreased for the three months ended June 30, 2008 due to a decrease in interest expense partially offset by an increase in property tax expense. Operating, general and administrative and depreciation expense remained relatively constant for the comparable period.  Total expenses increased for the six months ended June 30, 2008 due to increases in operating, property tax, depreciation and general and administrative expenses partially offset by a decrease in interest expense.  Operating expense increased for the six months ended June 30, 2008 due to increases in maintenance and property expenses.  Maintenance expense increased due to increases in roof and plumbing repairs, painting and electrical supplies and clean up costs associated with the March 2008 fire at Lakeside Place Apartments.  Property expense increased due to increases in leasing and office payroll and utility costs, primarily at Lakeside Place Apartments. General and administrative expense increased for the six months ended June 30, 2008 due to an increase in costs associated with the modification of the existing mortgages encumbering both investment properties, as discussed below.  Property tax expense increased for both the three and six months ended June 30, 2008 due to the 2007 receipt of a tax refund associated with the successful appeal of the assessed value of Lakeside Place Apartments. Depreciation expense increased for the six months ended June 30, 2008 due to assets placed into service during the past twelve months which are being depreciated. Interest expense decreased for both the three and six months ended June 30, 2008 as a result of scheduled principal payments made on the mortgages encumbering both investment properties, a decrease in the variable interest rate charged on advances from affiliates along with a decrease in the advances owed to affiliates partially offset by an increase in interest expense as a result of the addition of second mortgages on both investment properties on March 31, 2008.

Included in general and administrative expense for the six months ended June 30, 2008 and 2007 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At June 30, 2008, the Partnership had cash and cash equivalents of approximately $123,000 compared to approximately $562,000 at June 30, 2007.  Cash and cash equivalents decreased approximately $325,000 from December 31, 2007 due to approximately $2,581,000 and $1,913,000 of cash used in operating and investing activities, respectively, partially offset by approximately $4,169,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows partially offset by insurance proceeds received.  Cash provided by financing activities consisted primarily of proceeds from the addition of second mortgages on both investment properties and advances received from an affiliate of the Managing General Partner, partially offset by payments made on advances from affiliates, principal payments made on the mortgage notes encumbering the Partnership's investment properties, distributions to partners and payment of loan costs associated with the second mortgages. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2008 and 2007, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2008 and 2007 and operating expenses at Preston Creek during 2008. During the six months ended June 30, 2008 and 2007, the Partnership borrowed approximately $1,228,000 and $598,000, respectively.  Interest accrues at the prime rate plus 2% per annum (7.00% at June 30, 2008).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the six months ended June 30, 2008 and 2007 was approximately $216,000 and $451,000, respectively. During the six months ended June 30, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000. During the six months ended June 30, 2007 the Partnership repaid advances and associated accrued interest of approximately $12,000. At June 30, 2008 and December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $598,000 and $9,296,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $1,276,000 primarily to fund capital expenditures at Lakeside Place Apartments.

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

Lakeside Place Apartments

The Partnership completed approximately $2,413,000 of capital improvements at Lakeside Place Apartments during the six months ended June 30, 2008, consisting primarily of floor covering replacements, kitchen and bath upgrades, water and sewer improvements, interior enhancements and appliance and electrical upgrades. These improvements were funded from operations and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $64,000 in capital improvements at Preston Creek Apartments during the six months ended June 30, 2008, consisting primarily of kitchen and bath resurfacing, HVAC replacements, structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008 at the Partnership’s property. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow of the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $4,350,000 on one of its investment properties, Preston Creek Apartments.  The second mortgage loan bears interest at a fixed rate of 6.29% per annum and requires monthly payments of principal and interest of approximately $27,000 beginning on May 1, 2008, through the January 1, 2022 maturity date.  The second mortgage loan has a balloon payment of approximately $3,290,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Preston Creek Apartments.  The modifications include a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $29,000 beginning May 1, 2008, through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,448,000 is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $42,000 through the maturity date of January 1, 2022, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

On March 31, 2008, the Partnership also obtained a second mortgage loan in the principal amount of $9,000,000 on its investment property, Lakeside Place Apartments. The second mortgage loan bears interest at a fixed rate of 6.10% per annum and requires monthly payments of principal and interest of approximately $55,000 beginning on May 1, 2008 through the March 1, 2020 maturity date.  The second mortgage loan has a balloon payment of approximately $7,177,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to March 1, 2021, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Lakeside Place Apartments.  The modification includes a fixed interest rate of 8.34% per annum and monthly payments of principal and interest of approximately $139,000, beginning May 1, 2008 through the maturity date of March 1, 2020, at which time a balloon payment of approximately $15,613,000 is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to March 1, 2021, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 8.34% per annum and monthly payments of principal and interest of approximately $203,000 through the maturity date of March 1, 2020, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $229,000 which were capitalized and are included in other assets.

The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2008 and 2007 (in thousands, except per unit data).

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2008	Unit	June 30, 2007	Unit

Financing (1)	$1,500	$16.34	$ --	$ --

(1)

Financing proceeds from the 2008 second mortgage financings of Lakeside Place Apartments and Preston Creek Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.17% of the outstanding Units at June 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

ITEM 4T.

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

On August 31, 2006, the Objector filed a Notice of Appeal to the Court’s June 30, 2006 and July 1, 2006 orders. The matter was argued and submitted and the Court of Appeal issued an opinion on February 20, 2008 affirming the order approving the settlement and judgment entered thereto. On March 12, 2008, the Court of Appeal denied Appellant’s Petition for Re-Hearing.  On May 21, 2008, the California Supreme Court denied Appellant’s Petition for Review.  Objector has until August 19, 2008 to file a petition for certiorari with the United States Supreme Court.

The Managing General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action.  In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  At this time, affiliates of the Managing General Partner are attempting to obtain additional information to determine the most equitable allocation of settlement amounts and attorneys’ fees.  The Managing General Partner is uncertain as to the amount of loss, if any, allocable to the Partnership.  Therefore, the Partnership cannot estimate whether a loss will occur or a potential range of loss.

ITEM 6.

EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: August 13, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2008	By: /s/Stephen B. Waters
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