Form 10-Q
period 2008-09-30
CENTURY PROPERTIES FUND XV
filed 2008-11-14
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 312	$ 448
Receivables and deposits	169	90
Other assets	787	507
Restricted escrows	67	--
Investment properties:
Land	5,766	5,766
Buildings and related personal property	51,586	46,851
	57,352	52,617
Less accumulated depreciation	(37,675)	(35,811)
	19,677	16,806
	$ 21,012	$ 17,851

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,174	$ 180
Tenant security deposit liabilities	132	123
Accrued property taxes	588	776
Other liabilities	479	379
Due to affiliates (Note B)	2,603	9,994
Mortgage notes payable (Note C)	36,091	23,248
	41,067	34,700

Partners' Deficit
General partners	(1,661)	(1,597)
Limited partners (89,980 units issued and
outstanding)	(18,394)	(15,252)
	(20,055)	(16,849)
	$ 21,012	$ 17,851

Note: The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Rental income	$ 1,877	$ 1,872	$ 5,700	$ 5,585
Other income	242	186	700	615
Total revenues	2,119	2,058	6,400	6,200

Expenses:
Operating	1,246	981	3,247	2,864
General and administrative	98	83	375	278
Depreciation	700	593	1,902	1,772
Interest	699	731	2,072	2,181
Property taxes	165	193	589	596
Total expenses	2,908	2,581	8,185	7,691

Casualty gain (Note D)	--	--	79	--

Net loss	$ (789)	$ (523)	$(1,706)	$(1,491)

Net loss allocated to general
partners (2%)	$ (16)	$ (10)	$ (34)	$ (30)
Net loss allocated to limited
partners (98%)	(773)	(513)	(1,672)	(1,461)

	$ (789)	$ (523)	$(1,706)	$(1,491)

Net loss per limited
partnership unit	$ (8.59)	$ (5.70)	$(18.58)	$(16.24)

Distributions per limited
partnership unit	$ --	$ --	$ 16.34	$ --

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2007	89,980	$(1,597)	$(15,252)	$(16,849)

Distribution to partners		(30)	(1,470)	(1,500)

Net loss for the nine months
ended September 30, 2008	--	(34)	(1,672)	(1,706)

Partners' deficit at
September 30, 2008	89,980	$(1,661)	$(18,394)	$(20,055)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,706)	$(1,491)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	1,902	1,772
Amortization of loan costs	31	23
Casualty gains	(79)	--
Change in accounts:
Receivables and deposits	(79)	139
Other assets	(82)	(132)
Accounts payable	210	--
Tenant security deposit liabilities	9	5
Accrued property taxes	(188)	(221)
Other liabilities	100	23
Due to affiliates	(2,263)	575
Net cash (used in) provided by operating activities	(2,145)	693

Cash flows from investing activities:
Property improvements and replacements	(3,993)	(565)
Deposits to restricted escrows	(67)	--
Insurance proceeds received	83	--
Net cash used in investing activities	(3,977)	(565)

Cash flows from financing activities:
Payments on mortgage notes payable	(507)	(766)
Proceeds from mortgage notes payable	13,350	--
Loan costs paid	(229)	--
Distributions to partners	(1,500)	--
Payment on advances from affiliate	(8,260)	(10)
Advances from affiliate	3,132	598
Net cash provided by (used in) financing activities	5,986	(178)

Net decrease in cash and cash equivalents	(136)	(50)

Cash and cash equivalents at beginning of period	448	518
Cash and cash equivalents at end of period	$ 312	$ 468

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 3,719	$ 1,626

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 885	$ 40

At December 31, 2007, approximately $101,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at September 30, 2008.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $316,000 and $307,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in operating expenses. At December 31, 2007, approximately $2,000 was owed for such services and was included in due to affiliates.  No such amounts were owed at September 30, 2008.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $145,000 and $164,000 for the nine months ended September 30, 2008 and 2007, respectively, which is included in general and administrative expenses. At September 30, 2008 and December 31, 2007, approximately $66,000 and $696,000, respectively, of reimbursements for services were owed by the Partnership and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the nine months ended September 30, 2008 and 2007, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, capital improvements and property taxes at Lakeside Place Apartments during 2008 and 2007 and operating expenses at Preston Creek during 2008. During the nine months ended September 30, 2008 and 2007, the Partnership borrowed approximately $3,132,000 and $598,000, respectively.  Interest accrues at the prime rate plus 2% per annum (7.00% at September 30, 2008).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $251,000 and $689,000, respectively. During the nine months ended September 30, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest.  During the nine months ended September 30, 2007 the Partnership repaid advances and associated accrued interest of approximately $192,000. At September 30, 2008 and December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $2,537,000 and $9,296,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $821,000 primarily to fund capital expenditures at Lakeside Place Apartments and operations at Preston Creek Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the nine months ended September 30, 2008, the Partnership was charged by AIMCO and its affiliates approximately $209,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $223,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2007.

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

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Preston Creek Apartments. The modifications include a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $29,000 beginning May 1, 2008, through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,448,000is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $42,000 through the maturity date of January 1, 2022, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

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

Note D – Casualty Events

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages are estimated to be approximately $900,000 including clean up costs of approximately $225,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008 the estimated clean up costs are included in operating expenses.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the nine months ended September 30, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the nine months ended September 30, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000.

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000. Additional insurance proceeds of approximately $4,000 were received during January 2008 and an additional casualty gain of approximately $4,000 was recognized during the nine months ended September 30, 2008.

Note E – Contingencies

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

The Partnership's investment properties consist of two residential apartment complexes.  The following table sets forth the average occupancy of the properties for the nine months ended September 30, 2008 and 2007:

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2008 was approximately $789,000 and $1,706,000, respectively, compared to a net loss of approximately $523,000 and $1,491,000 for the three and nine months ended September 30, 2007, respectively. The increase in net loss for the three months ended September 30, 2008, is due to an increase in total expenses partially offset by an increase in total revenues. The increase in net loss for the nine months ended September 30, 2008 is due to an increase in total expenses partially offset by an increase in total revenues and the recognition of a casualty gain.

Total revenues increased for the three and nine months ended September 30, 2008 due to increases in both rental income and other income.  Rental income increased for the three months ended September 30, 2008 due to an increase in the average rental rates at Preston Creek Apartments, partially offset by an increase in bad debt expense, a decrease in occupancy at Preston Creek Apartments and a decrease in the average rental rate at Lakeside Place Apartments.  Rental income increased for the nine months ended September 30, 2008 due to an increase in occupancy at Lakeside Place Apartments and an increase in the average rental rate at Preston Creek Apartments partially offset by a slight decrease in the average rental rate at Lakeside Place Apartments.  Other income increased for both periods due to increases in parking income, resident utility reimbursements and lease cancellation fees at Lakeside Place Apartments, partially offset by decreases in cleaning and damages fees at Lakeside Place Apartments and decreases in lease cancellation and non refundable pet fees and resident utility reimbursements at Preston Creek Apartments.

Total expenses increased for both the three and nine months ended September 30, 2008 due to increases in operating, depreciation and general and administrative expenses, partially offset by decreases in interest and property tax expenses. Operating expenses increased for the three months ended September 30, 2008 due to an increase in maintenance expense. Operating expense increased for the nine months ended September 30, 2008 due to increases in maintenance and property expenses partially offset by a decrease in insurance expenses. Maintenance expense increased for both periods due to clean up costs associated with the March 2008 fire at Lakeside Place   Apartments along with increases in roof repairs, painting supplies and landscaping and trash removal costs partially offset by decreases in painting and plumbing contracts. Also included in maintenance expense for both the three and nine months are estimated clean up costs associated with damages sustained by Lakeside Place  Apartments from Hurricane Ike, as discussed below.  Property expense increased due to increases in utility and payroll costs primarily at Lakeside Place Apartments. Insurance expense decreased due to a decrease in premiums at both investment properties. The increase in depreciation expense for the three and nine months ended September 30, 2008 is due to new assets placed into service during the past twelve months which are now being depreciated, primarily at Lakeside Place Apartments. The decrease in interest expense for the three and nine months ended September 30, 2008 is a result of scheduled principal payments made on the mortgages encumbering both investment properties partially offset by an increase in interest expense on the second mortgages encumbering both investment properties, and a decrease in the variable interest rate charged on advances from affiliates along with a decrease in the advances owed to affiliates. Property tax expense decreased due to a decrease in the tax assessment at Lakeside Place Apartments.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages are estimated to be approximately $900,000 including clean up costs of approximately $225,000. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the three and nine months ended September 30, 2008 the estimated clean up costs are included in operating expenses.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the nine months ended September 30, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the nine months ended September 30, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000.

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000. Additional insurance proceeds of approximately $4,000 were received during January 2008 and an additional casualty gain of approximately $4,000 was recognized during the nine months ended September 30, 2008.

General and administrative expense increased for the three months ended September 30, 2008 due to an increase in the management reimbursements to the Managing General Partner along with an increase in audit costs.   General and administrative expense increased for the nine months ended September 30, 2008 due to an increase in costs associated with the modification of the existing mortgages encumbering both investment properties, as discussed below.  Included in general and administrative expense for the nine months ended September 30, 2008 and 2007 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At September 30, 2008, the Partnership had cash and cash equivalents of approximately $312,000 compared to approximately $468,000 at September 30, 2007.  Cash and cash equivalents decreased approximately $136,000 from December 31, 2007 due to approximately $3,977,000 and $2,145,000 of cash used in investing and operating activities, respectively, partially offset by approximately $5,986,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows partially offset by insurance proceeds received.  Cash provided by financing activities consisted primarily of proceeds from the addition of second mortgages on both investment properties and advances received from an affiliate of the Managing General Partner, partially offset by payments made on advances from affiliates, principal payments made on the mortgage notes encumbering the Partnership's investment properties, distributions to partners and payment of loan costs associated with the second mortgages. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2008 and 2007, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, capital improvements and property taxes at Lakeside Place Apartments during 2008 and 2007 and operating expenses at Preston Creek during 2008. During the nine months ended September 30, 2008 and 2007, the Partnership borrowed approximately $3,132,000 and $598,000, respectively.  Interest accrues at the prime rate plus 2% per annum (7.00% at September 30, 2008).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the nine months ended September 30, 2008 and 2007 was approximately $251,000 and $689,000, respectively. During the nine months ended September 30, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the nine months ended September 30, 2007 the Partnership repaid advances and associated accrued interest of approximately $192,000. At September 30, 2008 and December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $2,537,000 and $9,296,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to September 30, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $821,000 primarily to fund capital expenditures at Lakeside Place Apartments and operations at Preston Creek Apartments.

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

Lakeside Place Apartments

The Partnership completed approximately $4,314,000 of capital improvements at Lakeside Place Apartments during the nine months ended September 30, 2008, consisting primarily of floor covering replacements, kitchen and bath upgrades, water and sewer improvements, interior enhancements and appliance and electrical conservation upgrades. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008 including replacement costs associated with damages sustained from Hurricane Ike. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $463,000 in capital improvements at Preston Creek Apartments during the nine months ended September 30, 2008, consisting primarily of kitchen and bath resurfacing, HVAC replacements, structural improvements and floor covering replacement. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2008 at the Partnership’s property. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Preston Creek Apartments.  The modifications include a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $29,000 beginning May 1, 2008, through the maturity date of January 1, 2022, at which time a balloon payment of approximately $3,448,000is due.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $42,000 through the maturity date of January 1, 2022, at which date the mortgage was scheduled to be fully amortized. The Partnership may prepay the first mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan.

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

The Partnership distributed the following amounts during the nine months ended September 30, 2008 and 2007 (in thousands, except per unit data).

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership

September 30, 2008

Unit

September 30, 2007

Unit

Financing (1)	$1,500	$16.34	$ --	$ --

(1)   Financing proceeds from the 2008 second mortgage financings of Lakeside Place Apartments and Preston Creek Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturities, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates, it is unlikely that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2008 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.17% of the outstanding Units at September 30, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34 “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.” Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Partnership has previously disclosed in its quarterly, annual and current reports the legal proceedings related to the Nuanes and Heller actions.  On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeal had remanded the matter for further findings.  On August 31, 2006, an objector filed an appeal from the order.  The Court of Appeal issued an opinion on February 20, 2008, affirming the order approving the settlement and judgment entered thereto, and the California Supreme Court thereafter denied the objector’s petition for review.  All appeals have now been exhausted, and the Court’s order approving the settlement and entering judgment is now final.  Payments associated with the settlement were disbursed during September 2008.

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the three months ended September 30, 2008, AIMCO Properties, L.P. charged the settlement amounts for alleged unpaid overtime to employees to those partnerships where the respective employees had worked. The Partnership was not charged any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: November 14, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: November 14, 2008	By: /s/Stephen B. Waters
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