Form 10-K
period 2008-12-31
CENTURY PROPERTIES FUND XV
filed 2009-03-24
CIK 314690

                                    UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2008

or

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

          Registrant's telephone number, including area code (864) 239-1000

             Securities registered pursuant to Section 12(b) of the Act:

                                        None

             Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Partnership Interest

                                  (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such common equity as of the last business day of the registrant’s most recently completed second fiscal quarter.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-66459), was declared effective by the Securities and Exchange Commission on May 1, 1980.  The Partnership marketed its securities pursuant to its Prospectus dated May 1, 1980, as revised on May 29, 1980, and thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424 (b) of the Securities Act of 1933. Beginning in July 1980 through April 1981, the Partnership offered $90,000,000 in Limited Partnership units and sold units having an initial cost of $89,980,000. The Managing General Partner purchased 100 limited partnership units for a 4% interest in the Partnership. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information relating to the Managing General Partner's and its affiliates' current ownership interest in the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

The Partnership has no employees. The Managing General Partner is vested with full authority as to the general management and supervision of the business and affairs of the Partnership. The limited partners have no right to participate in the management or conduct of such business and affairs. An affiliate of the Managing General Partner provides day-to-day management services to the Partnership's investment properties (see "Item 8. Financial Statements and Supplementary Data” for information regarding fees paid to such affiliates for these services).

1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

The Partnership’s existing and future debt financing could render it unable to operate, result in foreclosure on its property, prevent it from making distributions on its equity or otherwise adversely affect its liquidity.

The Partnership is subject to the risk that its cash flow from operations will be insufficient to make required payments of principal and interest, and the risk that existing indebtedness may not be refinanced or that the terms of any refinancing will not be as favorable as the terms of existing indebtedness. If the Partnership fails to make required payments of principal and interest on secured debt, its lender could foreclose on the properties securing such debt, which would result in loss of income and asset value to the Partnership.  Payments of principal and interest may leave the Partnership with insufficient cash resources to operate its properties or pay distributions.

Disruptions in the financial markets could affect the Partnership’s ability to obtain financing and the cost of available financing and could adversely affect the Partnership’s liquidity.

The Partnership’s ability to obtain financing and the cost of such financing depends on the overall condition of the United States credit markets and the level of involvement of certain government sponsored entities, specifically, Federal Home Loan Mortgage Corporation, or Freddie Mac, and Federal National Mortgage Association, or Fannie Mae, in secondary credit markets.  Recently the United States credit markets have experienced significant liquidity disruptions, which have caused the spreads on debt financings to widen considerably and have made obtaining financing more difficult.  Further or prolonged disruptions in the credit markets could result in Freddie Mac or Fannie Mae reducing their level of involvement in secondary credit markets which would adversely affect the Partnership’s ability to obtain non-recourse property debt financing.

Failure to generate sufficient net operating income may limit the Partnership’s ability to fund necessary capital expenditures or the Partnership’s ability to repay advances from affiliates.

The Partnership’s ability to fund necessary capital expenditures on its properties depends on its ability to generate net operating income in excess of required debt payments. If the Partnership is unable to fund capital expenditures on its properties, the Partnership may not be able to preserve the competitiveness of its properties, which could adversely affect the Partnership’s net operating income.

The Partnership’s ability to repay advances from affiliates depends on its ability to generate net operating income in excess of required debt payments and capital expenditure requirements. Net operating income and liquidity may be adversely affected by events or conditions beyond the Partnership’s control, including:

  the general economic climate;
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
  changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multifamily housing; and
  changes in interest rates and the availability of financing.

Competition could limit the Partnership’s ability to lease apartments or increase or maintain rents.

The Partnership’s apartment properties compete for residents with other housing alternatives, including other rental apartments, condominiums and single-family homes that are available for rent, as well as new and existing condominiums and single-family homes for sale. Competitive residential housing in a particular area could adversely affect the Partnership’s ability to lease apartments and to increase or maintain rental rates.  The current challenges in the credit and housing markets have increased housing inventory that competes with the Partnership’s properties.

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership’s properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

Potential liability or other expenditures associated with potential environmental contamination may be costly.

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Item 2.     Properties

The following table sets forth the Partnership's investment in properties:

Date of
Property	Purchase	Type of Ownership

Use

Lakeside PlaceApartments	12/80	Fee ownership subject	Apartment
Houston, Texas		to first and second	734 units
mortgages (1)

Preston Creek Apartments	08/81	Fee ownership subject	Apartment
Dallas, Texas		to first and second	228 units
mortgages

(1)   Property is held by a Limited Partnership in which the Partnership owns a 99% interest.

Schedule of Properties

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

	Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside Place
Apartments	$44,159	$28,327	5-30 yrs	SL	$16,285
Preston Creek
Apartments	15,004	9,403	5-30 yrs	SL	4,348
	$59,163	$37,730			$20,633

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership’s properties.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2008	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Lakeside Place
Apartments
1st mortgage	$18,291	8.34%	20 years	03/01/20	$15,613
2nd mortgage	8,928	6.10%	20 years	03/01/20	7,177
Preston Creek
Apartments
1st mortgage	4,467	6.65%	20 years	01/01/22	3,448
2nd mortgage	4,317	6.29%	20 years	01/01/22	3,290
	$36,003				$29,528

(1)   See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about these loans.

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

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $232,000 which were capitalized and are included in other assets.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2008 and 2007 for each property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2008	2007	2008	2007
Lakeside Place
Apartments (1)	$8,239	$8,248	94%	94%
Preston Creek
Apartments	9,319	8,830	96%	97%

As noted under "Item 1. Business", the real estate industry is highly competitive. Both of the properties of the Partnership are subject to competition from other apartment complexes in the area. The Managing General Partner believes that both of the properties are adequately insured. Each property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space. Both of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and rates in 2008 for each property were as follows:

	2008	2008
	Billing	Rate
	(in thousands)

Lakeside PlaceApartments	$ 642	2.52%
Preston Creek Apartments	198	2.51%

Capital Improvements

Lakeside PlaceApartments

The Partnership completed approximately $6,674,000 of capital improvements at Lakeside Place Apartments during the year ended December 31, 2008, consisting primarily of kitchen and bath enhancements, water and sewer improvements, building improvements, HVAC upgrades, floor covering replacements and appliance and electrical conservation upgrades. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $635,000 in capital improvements at Preston Creek Apartments during the year ended December 31, 2008, consisting primarily of kitchen and bath upgrades, appliance and electrical conservation upgrades and floor covering replacement. These improvements were funded from operations and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

Item 4.     Submission of Matters to a Vote of Security Holders

The unit holders of the Partnership did not vote on any matter during the quarter ended December 31, 2008.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units (the “Units”) aggregating $89,980,000. As of December 31, 2008, the Partnership had 89,980 Units outstanding held by 2,412 limited partners of record. Affiliates of the Managing General Partner owned 65,841.34 Units or 73.17% at December 31, 2008.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Financing (1)	$1,500	$16.34	$ --	$ --

(1)   Financing proceeds from the 2008 second mortgage financings of Lakeside Place Apartments and Preston Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2009 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information regarding anticipated capital expenditures at the Partnership’s investment properties.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 Units in the Partnership representing 73.17% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.54%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Partnership realized a net loss of approximately $3,288,000 for the year ended December 31, 2008, compared to a net loss of approximately $1,922,000 for the year ended December 31, 2007.  The increase in net loss is due to an increase in total expenses partially offset by an increase in total revenues and the recognition of a casualty gain.

Total revenues increased for the year ended December 31, 2008 due to increases in both rental income and other income. Rental income increased due to an increase in the average rental rate at Preston Creek Apartments and a decrease in bad debt expense at both properties, partially offset by a slight decrease in occupancy at Preston Creek Apartments and a slight decrease in the average rental rate at Lakeside Place Apartments. The increase in other income is primarily due to increases in parking income, utility reimbursements and lease cancellation fees at Lakeside Place Apartments partially offset by decreases in lease cancellation fees and resident utility reimbursements at Preston Creek Apartments.

Total expenses increased for the year ended December 31, 2008 due to increases in operating, depreciation, property tax and general and administrative expenses, partially offset by a decrease in interest expense. Operating expenses increased primarily due to increases in maintenance and property expenses. Maintenance expense increased primarily due to clean up costs associated with damages sustained by Lakeside Place Apartments from Hurricane Ike, as discussed below.  Property expense increased due to increases in utility and payroll costs primarily at Lakeside Place Apartments. The increase in depreciation expense for the year ended December 31, 2008 is due to new assets placed into service during the past twelve months which are now being depreciated, primarily at Lakeside Place Apartments. The increase in property tax expense is due to an increase in the assessed value of both investment properties. The decrease in interest expense for the year ended December 31, 2008 is a result of scheduled principal payments made on the mortgages encumbering both investment properties and a decrease in the variable interest rate charged on advances from affiliates, partially offset by an increase in interest expense on the second mortgages encumbering both investment properties.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages are estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the year ended December 31, 2008 the estimated clean up costs are included in operating expenses.  Subsequent to December 31, 2008, the Partnership received approximately $1,939,000 of insurance proceeds related to this event, which includes approximately $375,000 in proceeds for clean up costs.  The Partnership is continuing to work with its insurance companies with respect to receiving further insurance proceeds.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. Subsequent to December 31, 2008, the Partnership received additional insurance proceeds of approximately $38,000. A casualty gain of approximately $37,000 will be recognized during the first quarter of 2009 as a result of the write-off of an additional $1,000 of undepreciated damaged assets.

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000.  Additional insurance proceeds of approximately $4,000 were received during 2008 and an additional casualty gain of approximately $4,000 was recognized during the year ended December 31, 2008.

General and administrative expense increased for the year ended December 31, 2008 due to costs associated with the modification of the existing mortgages encumbering both investment properties and an increase in audit costs. Included in general and administrative expenses for the years ended December 31, 2008 and 2007 are management reimbursements paid to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses for both years are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At December 31, 2008, the Partnership had cash and cash equivalents of approximately $125,000 compared to approximately $448,000 at December 31, 2007.  Cash and cash equivalents decreased approximately $323,000 from December 31, 2007 due to approximately $7,233,000 and $2,275,000 of cash used in investing and operating activities, respectively, partially offset by approximately $9,185,000 of cash provided by financing activities. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows partially offset by insurance proceeds received.  Cash provided by financing activities consisted primarily of proceeds from the addition of second mortgages on both investment properties and advances received from an affiliate of the Managing General Partner, partially offset by payments made on advances from affiliates, principal payments made on the mortgage notes encumbering the Partnership's investment properties, distributions to partners and payment of loan costs associated with the second mortgages. The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses, capital improvements and property taxes at Lakeside Place Apartments during 2008 and 2007 and operating expenses at Preston Creek during 2008. During the years ended December 31, 2008 and 2007, the Partnership borrowed approximately $6,422,000 and $598,000, respectively. Interest accrues at the prime rate plus 2% per annum (5.25% at December 31, 2008). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the years ended December 31, 2008 and 2007 was approximately $312,000 and $915,000, respectively. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the year ended December 31, 2007 the Partnership repaid advances and associated accrued interest of approximately $462,000. At December 31, 2008 and December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $5,889,000 and $9,296,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $1,110,000 primarily to fund property taxes and operations at Lakeside Place Apartments and operations at Preston Creek Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its properties. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2009. Such capital expenditures will depend on the physical condition of the properties as well as anticipated cash flow generated by the properties.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be generally sufficient for any near-term needs (exclusive of capital improvements and repayment of amounts accrued and payable to affiliates) of the Partnership. On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $4,350,000 on one of its investment properties, Preston Creek Apartments.  The second mortgage loan bears interest at a fixed rate of 6.29% per annum and requires monthly payments of principal and interest of approximately $27,000 beginning on May 1, 2008, through the January 1, 2022 maturity date.  The second mortgage loan has a balloon payment of approximately $3,290,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to January 1, 2023, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest. The Partnership may prepay the second mortgage loan subject to a prepayment penalty. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $232,000 which were capitalized and are included in other assets.

The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates. If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership distributed the following amounts during the years ended December 31, 2008 and 2007 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2008	Unit	December 31, 2007	Unit

Financing (1)	$1,500	$16.34	$ --	$ --

(1)   Financing proceeds from the 2008 second mortgage financings of Lakeside Place Apartments and Preston Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2008, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2009 or subsequent periods. See “Item 2. Properties – Capital Improvements” for information regarding anticipated capital expenditures at the Partnership’s investment properties.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 Units in the Partnership representing 73.17% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.54%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – Years ended December 31, 2008 and 2007

Consolidated Statements of Operations - Years ended December 31, 2008 and 2007

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows - Years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XV

We have audited the accompanying consolidated balance sheets of Century Properties Fund XV as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 19, 2009

                             CENTURY PROPERTIES FUND XV

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2008	2007
Assets
Cash and cash equivalents	$ 125	$ 448
Receivables and deposits	160	90
Other assets	671	507
Restricted escrows	34	--
Investment properties (Notes B and E):
Land	5,766	5,766
Buildings and related personal property	53,397	46,851
	59,163	52,617
Less accumulated depreciation	(37,730)	(35,811)
	21,433	16,806
	$ 22,423	$ 17,851

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 572	$ 180
Tenant security deposit liabilities	132	123
Accrued property taxes	840	776
Other liabilities	498	379
Due to affiliates (Note D)	6,015	9,994
Mortgage notes payable (Note B)	36,003	23,248
	44,060	34,700

Partners' Deficit
General partners	(1,693)	(1,597)
Limited partners (89,980 units issued and
outstanding)	(19,944)	(15,252)
	(21,637)	(16,849)
	$ 22,423	$ 17,851

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2008	2007
Revenues:
Rental income	$ 7,649	$ 7,505
Other income	905	844
Total revenues	8,554	8,349

Expenses:
Operating	5,208	3,907
General and administrative	478	355
Depreciation	2,624	2,363
Interest	2,775	2,895
Property taxes	836	765
Total expenses	11,921	10,285

Casualty gain (Note F)	79	14

Net loss (Note C)	$(3,288)	$(1,922)

Net loss allocated to general partners (2%)	$ (66)	$ (38)
Net loss allocated to limited partners (98%)	(3,222)	(1,884)

Net loss	$(3,288)	$(1,922)

Net loss per limited partnership unit	$(35.81)	$(20.94)

Distributions per limited partnership unit	$ 16.34	$ --

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2006	89,980	$(1,559)	$(13,368)	$(14,927)

Net loss for the year ended
December 31, 2007	--	(38)	(1,884)	(1,922)

Partners' deficit at
December 31, 2007	89,980	(1,597)	(15,252)	(16,849)

Distribution to partners		(30)	(1,470)	(1,500)

Net loss for the year ended
December 31, 2008	--	(66)	(3,222)	(3,288)

Partners’ deficit at
December 31, 2008	89,980	$(1,693)	$(19,944)	$(21,637)

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (3,288)	$ (1,922)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Casualty gain	(79)	(14)
Depreciation	2,624	2,363
Amortization of loan costs	43	30
Change in accounts:
Receivables and deposits	(16)	114
Other assets	25	(13)
Accounts payable	365	12
Tenant security deposit liabilities	9	2
Accrued property taxes	64	(53)
Other liabilities	119	32
Due to affiliates	(2,141)	586
Net cash (used in) provided by operating activities	(2,275)	1,137

Cash flows from investing activities:
Restricted escrows	(34)	--
Property improvements and replacements	(7,282)	(778)
Insurance proceeds received	83	15
Net cash used in investing activities	(7,233)	(763)

Cash flows from financing activities:
Payments on mortgage notes payable	(595)	(1,032)
Proceeds from mortgage notes payable	13,350	--
Loan costs paid	(232)	--
Distributions to partners	(1,500)	--
Payment on advances from affiliate	(8,260)	(10)
Advances from affiliate	6,422	598
Net cash provided by (used in) financing activities	9,185	(444)

Net decrease in cash and cash equivalents	(323)	(70)

Cash and cash equivalents at beginning of year	448	518
Cash and cash equivalents at end of year	$ 125	$ 448

Supplemental disclosure of cash flow activity:
Cash paid for interest, net of capitalized interest	$ 4,348	$ 2,367
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 74	$ 101

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2008

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately zero and $398,000 at December 31, 2008 and 2007, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $759,000 and $527,000, less accumulated amortization of approximately $271,000 and $228,000 at December 31, 2008 and 2007, respectively, are included in other assets and are amortized over the terms of the related loan agreements. Included in interest expense is approximately $43,000 and $30,000 of amortization expense for the years ended December 31, 2008 and 2007, respectively. Amortization expense is expected to be approximately $47,000 in 2009, $46,000 in 2010, $45,000 in 2011, $44,000 in 2012 and $43,000 in 2013.

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

Restricted Escrows: In connection with the March 2008 second mortgage financing on Lakeside Place Apartments, the Partnership was required to establish a replacement reserve account for the property. Monthly deposits of approximately $17,000 are required. The balance in the escrow account at December 31, 2008 was approximately $34,000.

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

Investment Properties: Investment properties consists of two apartment complexes and are stated at cost.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs” and SFAS No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2008, approximately $44,000 of construction period interest, $2,000 of construction period operating costs and $8,000 of construction period taxes were capitalized related to casualty events. The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the year ended December 31, 2007. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2008 and 2007.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long term debt. The fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate approximates its carrying value.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $182,000 and $191,000 for the years ended December 31, 2008 and 2007, respectively, and are included in operating expense.

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

Recent Accounting Pronouncements: In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment			Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2008	2007	Interest	Rate	Date	Maturity (1)
	(in thousands)		(in thousands)			(in thousands)
Lakeside Place
Apartments
1st mortgage	$18,291	$18,682	$ 139	8.34%	03/01/20	$15,613
2nd mortgage	8,928	--	55	6.10%	03/01/20	7,177
Preston Creek
Apartments
1st mortgage	4,467	4,566	29	6.65%	01/01/22	3,448
2nd mortgage	4,317	--	27	6.29%	01/01/22	3,290
	$36,003	$23,248	$ 250			$29,528

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

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $232,000 which were capitalized and are included in other assets.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental properties and by a pledge of revenues from the respective rental properties.  The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2008 are as follows (in thousands):

2009	$ 368
2010	396
2011	425
2012	456
2013	490
Thereafter	33,868
$36,003

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

	For the Years Ended
	December 31,
	2008	2007

Net loss as reported	$(3,288)	$(1,922)
Add (deduct):
Depreciation differences	438	370
Unearned revenue	54	4
Accrued expenses	3	1
Other	(5)	6

Federal taxable loss	$(2,798)	$(1,541)
Federal taxable loss per limited
partnership unit	$(30.47)	$ ( .39) (1)

(1)   For 2007, allocation under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2008	2007

Net liabilities as reported	$(21,637)	$(16,849)
Land and buildings	6,690	6,050
Accumulated depreciation	(7,490)	(7,223)
Deferred sales commission	8,008	8,008
Syndication and distribution costs	2,314	2,314
Other	264	146
Net liabilities - income tax method	$(11,851)	$ (7,554)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $423,000 and $412,000 for the years ended December 31, 2008 and 2007, respectively, which are included in operating expenses. At December 31, 2007 approximately $2,000 was owed for such services and is included in due to affiliates. The amount owed at December 31, 2008 was less than $1,000.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $204,000 and $203,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses. At December 31, 2008 and 2007, approximately $126,000 and $696,000, respectively, of reimbursements for services were owed by the Partnership and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2008 and 2007, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses, capital improvements and property taxes at Lakeside Place Apartments during 2008 and 2007 and operating expenses at Preston Creek during 2008. During the years ended December 31, 2008 and 2007, the Partnership borrowed approximately $6,422,000 and $598,000, respectively. Interest accrues at the prime rate plus 2% per annum (5.25% at December 31, 2008). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the years ended December 31, 2008 and 2007 was approximately $312,000 and $915,000, respectively. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the year ended December 31, 2007 the Partnership repaid advances and associated accrued interest of approximately $462,000. At December 31, 2008 and December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $5,889,000 and $9,296,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $1,110,000 primarily to fund property taxes and operations at Lakeside Place Apartments and operations at Preston Creek Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $215,000 and $223,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.17% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.54%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Properties and Accumulated Depreciation

		Initial Cost
		To Partnership
		(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakeside PlaceApartments	$27,219	$ 3,659	$21,481	$19,019
Preston Creek Apartments	8,784	2,118	5,793	7,093
Total	$36,003	$ 5,777	$27,274	$26,112

	Gross Amount At Which Carried
	At December 31, 2008
	(in thousands)
		Buildings
		and
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
Lakeside Place
Apartments	$ 3,659	$40,500	$44,159	$28,327	10/76	12/80	5-30 yrs
Preston Creek
Apartments	2,107	12,897	15,004	9,403	10/79	08/81	5-30 yrs
Total	$ 5,766	$53,397	$59,163	$37,730

Reconciliation of Investment Properties and Accumulated Depreciation:

	December 31,
	2008	2007
	(in thousands)
Investment Properties
Balance at beginning of year	$52,617	$51,750
Property improvements	7,309	879
Disposal of property	(763)	(12)
Balance at end of year	$59,163	$52,617

Accumulated Depreciation
Balance at beginning of year	$35,811	$33,459
Additions charged to expense	2,624	2,363
Disposal of property	(705)	(11)
Balance at end of year	$37,730	$35,811

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2008 and 2007 is approximately $65,853,000 and $58,667,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2008 and 2007 is approximately $45,220,000 and $43,034,000, respectively.

Note F – Casualty Events

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages are estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. The Partnership does not expect to recognize a loss as insurance proceeds are anticipated to be sufficient to cover the cost of any damages. For the year ended December 31, 2008 the estimated clean up costs are included in operating expenses. Subsequent to December 31, 2008, the Partnership received approximately $1,939,000 of insurance proceeds related to this event, which includes approximately $375,000 in proceeds for clean up costs.  The Partnership is continuing to work with its insurance companies with respect to receiving further insurance proceeds.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. Subsequent to December 31, 2008, the Partnership received additional insurance proceeds of approximately $38,000. A casualty gain of approximately $37,000 will be recognized during the first quarter of 2009 as a result of the write-off of an additional $1,000 of undepreciated damaged assets.

In October 2007, Lakeside Place Apartments sustained water damage from a water pipe break to some of its apartment units of approximately $29,000.  During the year ended December 31, 2007, the Partnership received approximately $15,000 in insurance proceeds and recognized a casualty gain of approximately $14,000 as a result of the write off of undepreciated damaged assets of approximately $1,000.  Additional insurance proceeds of approximately $4,000 were received during 2008 and an additional casualty gain of approximately $4,000 was recognized during the year ended December 31, 2008.

Note G - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts will be dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties.

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

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

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

Name	Age	Position

Steven D. Cordes	37	Director and Senior Vice President
Harry G. Alcock	46	Director and Executive Vice President
Timothy J. Beaudin	50	President and Chief Operating Officer
David R. Robertson	43	President and Chief Financial Officer
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President – Securities and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	47	Vice President

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

Timothy J. Beaudin was appointed Executive Vice President and Chief Development Officer of the Managing General Partner and AIMCO in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin was promoted to President and Chief Operating Officer of AIMCO in February 2009. Mr. Beaudin oversees conventional and affordable property operations and information technology, in addition to redevelopment and construction services.  He is also responsible for asset management for conventional properties.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

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

David R. Robertson was appointed President and Chief Investment Officer of AIMCO in February 2009, and on March 1, 2009, he also became Chief Financial Officer of AIMCO and the Managing General Partner.  Mr. Robertson joined AIMCO as Executive Vice President in February 2002 and has served as Chief Investment Officer since March 2007.  In addition to serving as AIMCO’s chief financial officer, Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities.  Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a 150-unit privately held chain of specialty food stores that he founded.

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

The board of directors of the Managing General Partner does not have a separate audit committee. As such, the board of directors of the Managing General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Managing General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 11.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2008.

Name and Address of	Amount and nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Fox Capital Management Corp.
(an affiliate of AIMCO)	100.00	0.11%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	35,580.17	39.54%
Madison RiverProperties, LLC
(an affiliate of AIMCO)	4,222.00	4.69%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	25,939.17	28.83%

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

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $423,000 and $412,000 for the years ended December 31, 2008 and 2007, respectively, which were included in operating expenses. At December 31, 2007 approximately $2,000 was owed for such services and is included in due to affiliates. The amount owed at December 31, 2008 was less than $1,000.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $204,000 and $203,000 for the years ended December 31, 2008 and 2007, respectively, which are included in general and administrative expenses. At December 31, 2008 and 2007, approximately $126,000 and $696,000, respectively, of reimbursements for services were owed by the Partnership and are included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2008 and 2007, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2008 and 2007, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses, capital improvements and property taxes at Lakeside Place Apartments during 2008 and 2007 and operating expenses at Preston Creek during 2008. During the years ended December 31, 2008 and 2007, the Partnership borrowed approximately $6,422,000 and $598,000, respectively. Interest accrues at the prime rate plus 2% per annum (5.25% at December 31, 2008). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the years ended December 31, 2008 and 2007 was approximately $312,000 and $915,000, respectively. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the year ended December 31, 2007 the Partnership repaid advances and associated accrued interest of approximately $462,000. At December 31, 2008 and December 31, 2007, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $5,889,000 and $9,296,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2008, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $1,110,000 primarily to fund property taxes and operations at Lakeside Place Apartments and operations at Preston Creek Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2008 and 2007, the Partnership was charged by AIMCO and its affiliates approximately $215,000 and $223,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 units in the Partnership representing 73.17% of the outstanding Units at December 31, 2008. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.54%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $52,000 and $41,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $11,000 for both of the years ended December 31, 2008 and 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)   Exhibits:

See Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Harry G. Alcock	Director and Executive	Date: March 23, 2009
Harry G. Alcock	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 23, 2009
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Vice President	Date: March 23, 2009
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