Form 10-Q
period 2009-03-31
CENTURY PROPERTIES FUND XV
filed 2009-05-13
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No   X_

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 383	$ 125
Receivables and deposits	100	160
Other assets	958	671
Restricted escrows (Note D)	1,956	34
Investment properties:
Land	5,766	5,766
Buildings and related personal property	53,617	53,397
	59,383	59,163
Less accumulated depreciation	(38,458)	(37,730)
	20,925	21,433
	$ 24,322	$ 22,423

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 560	$ 572
Tenant security deposit liabilities	142	132
Accrued property taxes	220	840
Other liabilities	531	498
Due to affiliates (Note B)	7,251	6,015
Mortgage notes payable (Note C)	35,914	36,003
	44,618	44,060

Partners' Deficit
General partners	(1,666)	(1,693)
Limited partners (89,980 units issued and
outstanding)	(18,630)	(19,944)
	(20,296)	(21,637)
	$ 24,322	$ 22,423

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2009	2008
Revenues:
Rental income	$ 1,965	$ 1,930
Other income	221	233
Total revenues	2,186	2,163

Expenses:
Operating	568	1,023
General and administrative	80	187
Depreciation	754	596
Interest	757	695
Property taxes	223	213
Total expenses	2,382	2,714

Casualty gains (Note D)	1,537	4

Net income (loss)	$ 1,341	$ (547)

Net income (loss) allocated to general partners (2%)	$ 27	$ (11)

Net income (loss) allocated to limited partners (98%)	1,314	(536)

	$ 1,341	$ (547)

Net income (loss) per limited partnership unit	$ 14.60	$ (5.96)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$89,980	$ 89,980

Partners' deficit at
December 31, 2008	89,980	$(1,693)	$(19,944)	$(21,637)

Net income for the three months
ended March 31, 2009	--	27	1,314	1,341

Partners' deficit at
March 31, 2009	89,980	$(1,666)	$(18,630)	$(20,296)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 1,341	$ (547)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Casualty gains	(1,537)	(4)
Depreciation	754	596
Amortization of loan costs	12	8
Change in accounts:
Receivables and deposits	6	(24)
Other assets	(299)	(248)
Accounts payable	26	286
Tenant security deposit liabilities	10	1
Accrued property taxes	(620)	(565)
Other liabilities	33	(179)
Due to affiliates	126	134
Net cash used in operating activities	(148)	(542)

Cash flows from investing activities:
Property improvements and replacements	(286)	(220)
Insurance proceeds received	1,593	4
Net deposits to restricted escrows	(1,922)	--
Net cash used in investing activities	(615)	(216)

Cash flows from financing activities:
Payments on mortgage notes payable	(89)	(363)
Proceeds from mortgage notes payable	--	13,350
Loan costs paid	--	(204)
Advances from affiliate	1,110	632
Net cash provided by financing activities	1,021	13,415

Net increase in cash and cash equivalents	258	12,657

Cash and cash equivalents at beginning of period	125	448
Cash and cash equivalents at end of period	$ 383	$13,105

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 659	$ 663
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 36	$ 49

At December 31, 2008 and 2007 approximately $74,000 and $101,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements at March 31, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $110,000 and $107,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in operating expenses. At December 31, 2008, less than $1,000 was owed for such services and is included in due to affiliates. There were no such balances owed at March 31, 2009.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $38,000 and $45,000 for the three months ended March 31, 2009 and 2008, respectively, which is included in general and administrative expenses. At March 31, 2009 and December 31, 2008, approximately $166,000 and $126,000, respectively, of reimbursements for services were owed by the Partnership and are included in due to affiliates. Subsequent to March 31, 2009, approximately $166,000 of reimbursements were paid by the Partnership with insurance proceeds which were held in escrow at March 31, 2009 and released to the Partnership subsequent to March 31, 2009.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the three months ended March 31, 2009 and 2008, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2009 and 2008, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2009 and 2008, capital improvements at Lakeside Place Apartments during 2009 and operating expenses at Preston Creek during 2008. During the three months ended March 31, 2009 and 2008, the Partnership borrowed approximately $1,110,000 and $632,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at March 31, 2009).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. There were no repayments made during the three months ended March 31, 2009 and 2008. Interest expense for the three months ended March 31, 2009 and 2008 was approximately $87,000 and $211,000, respectively. At March 31, 2009 and December 31, 2008, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,085,000 and $5,889,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership repaid advances and associated accrued interest of approximately $1,644,000 with insurance proceeds which were held in escrow at March 31, 2009 and released to the Partnership subsequent to March 31, 2009.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2009, the Partnership was charged by AIMCO and its affiliates approximately $193,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2008 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $215,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $204,000 during the three months ended March 31, 2008 and an additional $28,000 during the remainder of 2008, which were capitalized and are included in other assets.

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

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the three months ended March 31, 2009 the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the three months ended March 31, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,103,000 including clean up costs of approximately $1,245,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. For the three months ended March 31, 2009 the differences between the estimated and actual clean up costs of approximately $4,000 was included in operating expenses. During the three months ended March 31, 2009 the Partnership received approximately $1,939,000 of insurance proceeds related to this event, which includes approximately $383,000 in proceeds for clean up costs which is included as an offset to operating expenses. The Partnership recognized a casualty gain during the three months ended March 31, 2009 of approximately $1,500,000 as a result of the receipt of $1,500,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000. The $1,939,000 of insurance proceeds was held by the mortgage lender in a restricted escrow account at March 31, 2009. The full amount was released to the Partnership subsequent to March 31, 2009.

Note E – Contingencies

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

Note F – Subsequent Event

In May 2009, the Partnership entered into a sale contract with a third party relating to the sale of one of its investment properties, Preston Creek Apartments. The sale is projected to close during July of 2009. The Partnership determined that certain criteria of Statement of Financial Accounting Standards ("SFAS") No. 144 were not met at March 31, 2009 and therefore continues to report the assets and liabilities of Preston Creek Apartments as held for investment and its operations as continuing operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s properties and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment properties consist of two residential apartment complexes.  The following table sets forth the average occupancy of the properties for the three months ended March 31, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Lakeside Place Apartments	95%	96%
Houston, Texas
Preston Creek Apartments (1)	93%	97%
Dallas, Texas

(1)   The Managing General Partner attributes the decrease in occupancy at Preston Creek Apartments to an increase in rental rates.

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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2009 was approximately $1,341,000, compared to a net loss of approximately $547,000 for the three months ended March 31, 2008.  The increase in net income is due to increases in casualty gains and total revenues and a decrease in total expenses.

The increase in total revenues is due to an increase in rental income partially offset by a decrease in other income. The increase in rental income is due to an increase in average rental rates partially offset by a decrease in occupancy at both investment properties.  The decrease in other income is primarily due to a decrease in utility reimbursements at both properties, net lease cancellation fees at Preston Creek Apartments and interest income at Lakeside Place Apartments.

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

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the three months ended March 31, 2009 the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the three months ended March 31, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,103,000 including clean up costs of approximately $1,245,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. For the three months ended March 31, 2009 the differences between the estimated and actual clean up costs of approximately $4,000 was included in operating expenses. During the three months ended March 31, 2009 the Partnership received approximately $1,939,000 of insurance proceeds related to this event, which includes approximately $383,000 in proceeds for clean up costs which is included as an offset to operating expenses. The Partnership recognized a casualty gain during the three months ended March 31, 2009 of approximately $1,883,000 as a result of the receipt of $1,500,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000. The $1,939,000 of insurance proceeds was held by the mortgage lender in a restricted escrow account at March 31, 2009. The full amount was released to the Partnership subsequent to March 31, 2009.

Total expenses decreased due to decreases in operating and general and administrative expenses, partially offset by increases in depreciation, interest and property tax expenses. Operating expense decreased due to decreases in advertising, property, administrative and maintenance expenses. Advertising expense decreased due to a decrease in web advertising at both properties and national print advertising and referral fees at Lakeside Place Apartments. Property expense decreased due to a decrease in salary and related benefits and utility costs at Lakeside Place Apartments and washer and dryer rental at both properties. Administrative expense decreased due to decreases in office equipment and applicant screening at Lakeside Place Apartments and decreased professional fees and miscellaneous administrative expenses at both properties. Maintenance expense decreased due to decreases in contract services, maintenance materials and supplies and interior building improvements primarily at Lakeside Place Apartments and the receipt of insurance proceeds during 2009 associated with the clean up costs incurred during 2008 at Lakeside Place Apartments, as discussed above, partially offset by a decrease in capitalized maintenance payroll costs at both properties. Interest expense increased due to interest expense on the second mortgages encumbering both investment properties, which were obtained on March 31, 2008, partially offset by a decrease in interest on advances from affiliates due to lower outstanding balances and a decrease in the variable interest rate charged on the advances. Depreciation expense increased primarily due to assets placed into service at Lakeside Place Apartments during the last twelve months. The increase in property tax expense is due to an increase in the assessed value of both properties.

General and administrative expense decreased due to costs incurred during the first quarter of 2008 associated with the modification of the existing mortgages encumbering both investment properties during 2008, as discussed below, and a decrease in the management reimbursements to the Managing General Partner. Included in general and administrative expense for the three months ended March 31, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Liquidity and Capital Resources

At March 31, 2009, the Partnership had cash and cash equivalents of approximately $383,000 compared to approximately $13,105,000 at March 31, 2008.  Cash and cash equivalents increased approximately $258,000 from December 31, 2008 due to approximately $1,021,000 of cash provided by financing activities partially offset by approximately $148,000 and $615,000, of cash used in operating and investing activities, respectively. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage notes encumbering the Partnership's investment properties. Cash used in investing activities consisted of property improvements and replacements and deposits to restricted escrows partially offset by insurance proceeds received.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2009 and 2008, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2009 and 2008, capital improvements at Lakeside Place Apartments during 2009 and operating expenses at Preston Creek during 2008. During the three months ended March 31, 2009 and 2008, the Partnership borrowed approximately $1,110,000 and $632,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at March 31, 2009).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. There were no repayments made during the three months ended March 31, 2009 and 2008. Interest expense for the three months ended March 31, 2009 and 2008 was approximately $87,000 and $211,000, respectively. At March 31, 2009 and December 31, 2008, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,085,000 and $5,889,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2009, the Partnership repaid advances and associated accrued interest of approximately $1,644,000 with insurance proceeds which were held in escrow at March 31, 2009 and released to the Partnership subsequent to March 31, 2009.

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

Lakeside Place Apartments

The Partnership completed approximately $191,000 of capital improvements at Lakeside Place Apartments during the three months ended March 31, 2009 consisting primarily of building improvements, floor covering replacements and roof replacements. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $57,000 in capital improvements at Preston Creek Apartments during the three months ended March 31, 2009, consisting primarily of kitchen and bath resurfacing, major landscaping improvements and floor covering replacements. These improvements were funded from operations. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009 at the Partnership’s property. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $204,000 during the three months ended March 31, 2008 and an additional $28,000 during the remainder of 2008, which were capitalized and are included in other assets.

The Managing General Partner will attempt to refinance and/or sell the properties prior to such maturity dates.  If the properties cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such properties through foreclosure.

The Partnership made no distributions to the partners during the three months ended March 31, 2009 or 2008. Future cash distributions will depend on the levels of net cash generated from operations, property sales and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures and repayment of amounts accrued and payable to affiliates to permit distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.17% of the outstanding Units at March 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: May 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 13, 2009	By: /s/Stephen B. Waters
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