Form 10-Q
period 2009-06-30
CENTURY PROPERTIES FUND XV
filed 2009-08-14
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 487	$ 125
Receivables and deposits	92	160
Other assets	845	671
Restricted escrows	17	34
Investment properties:
Land	5,766	5,766
Buildings and related personal property	54,232	53,397
	59,998	59,163
Less accumulated depreciation	(39,204)	(37,730)
	20,794	21,433
	$ 22,235	$ 22,423

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 447	$ 572
Tenant security deposit liabilities	139	132
Accrued property taxes	408	840
Other liabilities	417	498
Due to affiliates (Note B)	5,513	6,015
Mortgage notes payable (Note C)	35,822	36,003
	42,746	44,060

Partners' Deficit
General partners	(1,670)	(1,693)
Limited partners (89,980 units issued and
outstanding)	(18,841)	(19,944)
	(20,511)	(21,637)
	$ 22,235	$ 22,423

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,950	$ 1,893	$ 3,915	$ 3,823
Other income	223	225	444	458
Total revenues	2,173	2,118	4,359	4,281

Expenses:
Operating	932	978	1,500	2,001
General and administrative	64	90	144	277
Depreciation	748	606	1,502	1,202
Interest	766	678	1,523	1,373
Property taxes	188	211	411	424
Total expenses	2,698	2,563	5,080	5,277

Casualty gains (Note D)	310	75	1,847	79

Net (loss) income	$ (215)	$ (370)	$ 1,126	$ (917)

Net (loss) income allocated to
general partners (2%)	$ (4)	$ (7)	$ 23	$ (18)
Net (loss) income allocated to
limited partners (98%)	(211)	(363)	1,103	(899)

	$ (215)	$ (370)	$ 1,126	$ (917)

Net (loss) income per limited
partnership unit	$ (2.34)	$ (4.03)	$ 12.26	$ (9.99)

Distributions per limited
partnership unit	$ --	$ 16.34	$ --	$ 16.34

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2008	89,980	$(1,693)	$(19,944)	$(21,637)

Net income for the six months
ended June 30, 2009	--	23	1,103	1,126

Partners' deficit at
June 30, 2009	89,980	$ (1,670)	$ (18,841)	$ (20,511)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 1,126	$ (917)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation	1,502	1,202
Amortization of loan costs	23	19
Casualty gains	(1,847)	(79)
Change in accounts:
Receivables and deposits	14	(56)
Other assets	(197)	(127)
Accounts payable	(348)	42
Tenant security deposit liabilities	7	2
Accrued property taxes	(432)	(355)
Other liabilities	(81)	39
Due to affiliates	(149)	(2,351)
Net cash used in operating activities	(382)	(2,581)

Cash flows from investing activities:
Property improvements and replacements	(642)	(1,979)
Insurance proceeds received	1,903	83
Net withdrawals from (deposits to) restricted escrows	17	(17)
Net cash provided by (used in) investing
activities	1,278	(1,913)

Cash flows from financing activities:
Payments on mortgage notes payable	(181)	(420)
Proceeds from mortgage notes payable	--	13,350
Loan costs paid	--	(229)
Distributions to partners	--	(1,500)
Payment on advances from affiliate	(1,514)	(8,260)
Advances from affiliate	1,161	1,228
Net cash (used in) provided by financing
activities	(534)	4,169

Net increase (decrease) in cash and cash equivalents	362	(325)

Cash and cash equivalents at beginning of period	125	448
Cash and cash equivalents at end of period	$ 487	$ 123

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 1,526	$ 3,069

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 297	$ 599

At December 31, 2008 and 2007, approximately $74,000 and $101,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the six months ended June 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 14, 2009.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $215,000 and $212,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in operating expenses. At December 31, 2008, less than $1,000 was owed for such services and was included in due to affiliates. There were no such balances owed at June 30, 2009.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $59,000 and $92,000 for the six months ended June 30, 2009 and 2008, respectively, which is included in general and administrative expenses. At December 31, 2008, approximately $126,000 of reimbursements for services was owed by the Partnership and was included in due to affiliates. There were no such balances owed at June 30, 2009.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the six months ended June 30, 2009 and 2008, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2009 and 2008, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2009 and 2008, capital improvements at Lakeside Place Apartments during 2009 and operating expenses at Preston Creek during 2008. During the six months ended June 30, 2009 and 2008, the Partnership borrowed approximately $1,161,000 and $1,228,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at June 30, 2009).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the six months ended June 30, 2009, the Partnership repaid advances and associated accrued interest of approximately $1,699,000. During the six months ended June 30, 2008, the Partnership repaid advances and associated accrued interest of approximately $10,142,000. Interest expense for the six months ended June 30, 2009 and 2008 was approximately $163,000 and $216,000, respectively. At June 30, 2009 and December 31, 2008, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $5,513,000 and $5,889,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to June 30, 2009, the Partnership repaid approximately $1,495,000 in principal and accrued interest from proceeds received from the sale of Preston Creek Apartments.  See Note G.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $228,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $215,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

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

The first and second mortgage loans for Preston Creek Apartments were assumed by the buyer in connection with the sale of the property on August 5, 2009.  The unamortized balances of these loan costs were written off in conjunction with the sale of Preston Creek Apartments on August 5, 2009.  See Note G.

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

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $229,000 during the six months ended June 30, 2008 and an additional $3,000 during the remainder of 2008, which were capitalized and are included in other assets.

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

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During both the three and six months ended June 30, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the three and six months ended June 30, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the six months ended June 30, 2009 the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the six months ended June 30, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,103,000 including clean up costs of approximately $1,245,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. For the six months ended June 30, 2009 the differences between the estimated and actual clean up costs of approximately $4,000 was included in operating expenses. During the six months ended June 30, 2009 the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 in proceeds for clean up costs which is included as an offset to operating expenses. The Partnership recognized a casualty gain during the six months ended June 30, 2009 of approximately $1,810,000 as a result of the receipt of $1,866,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units. A preliminary estimate of the cost to repair the damaged units is approximately $26,000. It is currently estimated that insurance proceeds will cover the costs to repair the damaged assets.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings.  The roofs were repaired in July 2009 at a cost of approximately $110,000.  It is currently estimated that insurance proceeds will cover the costs to repair the damaged assets.

Note E – Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At June 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $38,625,000.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

Note G – Subsequent Event - Sale of Investment Property

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a total sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,214,000 after payment of closing costs and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership used approximately $1,495,000 of the net proceeds to repay a portion of the unpaid advances and accrued interest due to AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership anticipates recognizing a gain, during the third quarter of 2009, of approximately $5,592,000 as a result of the sale.  In addition the Partnership anticipates recognizing a loss on extinguishment of debt, during the third quarter of 2009, of approximately $236,000 as a result of the write off of unamortized loan costs.  The Partnership determined that certain criteria of Statement of Financial Accounting Standards ("SFAS") No. 144 were not met at June 30, 2009 and therefore continued to report the assets and liabilities of Preston Creek Apartments at June 30, 2009 as held for investment and its operations as continuing operations.

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

The Partnership's investment properties consist of two residential apartment complexes.  The following table sets forth the average occupancy of the properties for the six months ended June 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Lakeside Place Apartments	95%	95%
Houston, Texas
Preston Creek Apartments	94%	96%
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

Results of Operations

The Partnership’s net loss for the three months ended June 30, 2009 was approximately $215,000, compared with a net loss of approximately $370,000 for the three months ended June 30, 2008.  The Partnership’s net income for the six months ended June 30, 2009 was approximately $1,126,000, compared with a net loss of approximately $917,000 for the six months ended June 30, 2008.  The decrease in net loss for the three months ended June 30, 2009 was due to an increase in total revenues and casualty gains, partially offset by an increase in total expenses.  The increase in net income for the six months ended June 30, 2009 was due to an increase in total revenues and casualty gains and a decrease in total expenses.

The increase in total revenues for the three and six months ended June 30, 2009 is due to an increase in rental income as a result of an increase in average rental rates at both investment properties, partially offset by a decrease in occupancy at Preston Creek Apartments. Other income remained relatively constant for both periods.

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

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units.  During both the three and six months ended June 30, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the three and six months ended June 30, 2008 of approximately $75,000 as a result of the write off of undepreciated damaged assets of approximately $4,000.  During the six months ended June 30, 2009 the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the six months ended June 30, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,103,000 including clean up costs of approximately $1,245,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. For the six months ended June 30, 2009 the differences between the estimated and actual clean up costs of approximately $4,000 was included in operating expenses. During the six months ended June 30, 2009 the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 in proceeds for clean up costs which is included as an offset to operating expenses. The Partnership recognized a casualty gain during the six months ended June 30, 2009 of approximately $1,810,000 as a result of the receipt of $1,866,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units. A preliminary estimate of the cost to repair the damaged units is approximately $26,000. It is currently estimated that insurance proceeds will cover the costs to repair the damaged assets.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings.  The roofs were repaired in July 2009 at a cost of approximately $110,000.  It is currently estimated that insurance proceeds will cover the costs to repair the damaged assets.

Total expenses increased for the three months ended June 30, 2009 due to increases in depreciation expense and interest expense, partially offset by decreases in operating expense, general and administrative expense and property tax expense. Total expenses decreased for the six months ended June 30, 2009 due to decreases in operating, property tax and general and administrative expense, partially offset by increases in depreciation expense and interest expense. Depreciation expense increased for the comparable periods primarily due to assets placed into service at Lakeside Place Apartments during the last twelve months. Interest expense increased for the three months ended June 30, 2009 due to an increase in interest on advances from affiliates primarily due to a higher outstanding advance balance during the quarter. Interest expense increased for the six months ended June 30, 2009 due to interest expense on the second mortgages encumbering both investment properties that were added on March 31, 2008 partially offset by a decrease in interest on advances from affiliates due to a lower outstanding balance during the period and a decrease in the variable interest rate charged on the advances. Interest expense for both periods also increased due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009. Operating expense decreased for the three months ended June 30, 2009 due to decreases in advertising, administrative and maintenance expenses, partially offset by an increase in property expense. Operating expense decreased for the six months ended June 30, 2009 due to decreases in advertising, property, administrative and maintenance expenses. Advertising expense decreased for the three and six months ended June 30, 2009 due to a decrease in web advertising at both properties and national print advertising and referral fees at Lakeside Place Apartments. Property expense increased for the three months ended June 30, 2009 due to increases in payroll and benefit costs at both investment properties, an increase in courtesy patrol at Preston Creek Apartments, and an increase in utility costs at Preston Creek Apartments, partially offset by a decrease in utility costs at Lakeside Place Apartments. Property expense decreased for the six months ended June 30, 2009 due to decreased utility costs and washer/dryer rental costs, partially offset by an increase in payroll costs, primarily at Lakeside Place Apartments. Administrative expense decreased for the three and six months ended June 30, 2009 due to decreases in professional fees at both investment properties and in applicant screening costs and office supplies at Lakeside Place Apartments. Maintenance expense decreased for the three and six months ended June 30, 2009 primarily due to the receipt of insurance proceeds during 2009 associated with the clean up costs incurred during 2008 at Lakeside Place Apartments, as discussed above. Property tax expense decreased for the comparable periods due to a slight decrease in the tax rate at Lakeside Place Apartments and due to the current appeal of the tax assessment which affected the property tax accruals during the three and six months ended June 30, 2009.

General and administrative expense decreased for the six months ended June 30, 2009 due to costs incurred during the first quarter of 2008 associated with the modification of the existing mortgages encumbering both investment properties as discussed below. General and administrative expenses decreased for the three and six month periods ended June 30, 2009 due to a decrease in the management reimbursements to the Managing General Partner. Included in general and administrative expense for the six months ended June 30, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreements.

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a total sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,214,000 after payment of closing costs and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership used approximately $1,495,000 of the net proceeds to repay a portion of the unpaid advances and accrued interest due to AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership anticipates recognizing a gain, during the third quarter of 2009, of approximately $5,592,000 as a result of the sale.  In addition the Partnership anticipates recognizing a loss on extinguishment of debt, during the third quarter of 2009, of approximately $236,000 as a result of the write off of unamortized loan costs.

Liquidity and Capital Resources

At June 30, 2009, the Partnership had cash and cash equivalents of approximately $487,000 compared with approximately $123,000 at June 30, 2008.  Cash and cash equivalents increased approximately $362,000 from December 31, 2008 due to approximately $1,278,000 of cash provided by investing activities, partially offset by approximately $534,000 and $382,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of insurance proceeds received for casualty damages and net withdrawals from restricted escrows, partially offset by property improvements and replacements.  Cash used in financing activities consisted of the repayment of advances received from an affiliate of the Managing General Partner and principal payments made on the mortgage notes encumbering the Partnership’s investment properties, partially offset by advances received from an affiliate of the Managing General Partner.  The Partnership invests its working capital reserves in interest bearing accounts.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2009 and 2008, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2009 and 2008, capital improvements at Lakeside Place Apartments during 2009 and operating expenses at Preston Creek during 2008. During the six months ended June 30, 2009 and 2008, the Partnership borrowed approximately $1,161,000 and $1,228,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at June 30, 2009).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the six months ended June 30, 2009, the Partnership repaid advances and associated accrued interest of approximately $1,699,000. During the six months ended June 30, 2008, the Partnership repaid advances and associated interest of approximately $10,142,000. Interest expense for the six months ended June 30, 2009 and 2008 was approximately $163,000 and $216,000, respectively. At June 30, 2009 and December 31, 2008, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $5,513,000 and $5,889,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to June 30, 2009, the Partnership repaid approximately $1,495,000 in principal and accrued interest from proceeds received from the sale of Preston Creek Apartments.

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

Lakeside Place Apartments

The Partnership completed approximately $751,000 of capital improvements at Lakeside Place Apartments during the six months ended June 30, 2009 consisting primarily of building improvements, floor covering replacements, balcony replacements and roof replacements. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $114,000 in capital improvements at Preston Creek Apartments during the six months ended June 30, 2009, consisting primarily of kitchen and bath resurfacing, major landscaping improvements and floor covering replacements. These improvements were funded from operations.  On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party.

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

The first and second mortgage loans for Preston Creek Apartments were assumed by the buyer in connection with the sale of the property on August 5, 2009. The unamortized balances of these loan costs were written off in conjunction with the sale of Preston Creek Apartments on August 5, 2009.

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

In connection with both second mortgage loans the Partnership incurred loan costs of approximately $229,000 during the six months ended June 30, 2008 and an additional $3,000 during the remainder of 2008, which were capitalized and are included in other assets.

The Managing General Partner will attempt to refinance and/or sell its remaining property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the six months ended June 30, 2009 and 2008 (in thousands, except per unit data).

	Six Months	Per Limited	Six Months	Per Limited
	Ended	Partnership	Ended	Partnership
	June 30, 2009	Unit	June 30, 2008	Unit

Financing (1)	$ --	$ --	$ 1,500	$ 16.34

(1)            Financing proceeds from the 2008 second mortgage financings of Lakeside Place Apartments and Preston Creek Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit additional distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.17% of the outstanding Units at June 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The arbitrations have not yet been scheduled.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: August 14, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 14, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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

10.18       Purchase and Sale Contract between Century Property Fund XV, a California limited partnership, and RRM-I, LLC, a Louisiana limited liability company, dated May 6, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 6, 2009.

10.19       First Amendment to Purchase and Sale Contract between Century Property Fund XV, a California limited partnership, and RRM-I, LLC, a Louisiana limited liability company, dated June 26, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated June 26, 2009.

10.20       Second Amendment to Purchase and Sale Contract between Century Property Fund XV, a California limited partnership, and RRM-I, LLC, a Louisiana limited liability company, dated July 10, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 10, 2009.

10.21       Third Amendment to Purchase and Sale Contract between Century Property Fund XV, a California limited partnership, and RRM-I, LLC, a Louisiana limited liability company, dated July 17, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 17, 2009.

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