Form 10-Q
period 2009-09-30
CENTURY PROPERTIES FUND XV
filed 2009-11-16
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 91	$ 125
Receivables and deposits	88	160
Other assets	451	424
Restricted escrows	68	34
Investment property:
Land	3,659	3,659
Buildings and related personal property	42,528	40,500
	46,187	44,159
Less accumulated depreciation	(29,854)	(28,327)
	16,333	15,832
Assets held for sale (Note A)	--	5,848
	$ 17,031	$ 22,423

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 139	$ 572
Tenant security deposit liabilities	113	102
Accrued property taxes	464	643
Other liabilities	460	450
Due to affiliates (Note B)	4,707	6,015
Mortgage notes payable (Note C)	27,023	27,219
Liabilities related to assets held for sale
(Note A)	--	9,059
	32,906	44,060

Partners' Deficit
General partners	(1,578)	(1,693)
Limited partners (89,980 units issued and
outstanding)	(14,297)	(19,944)
	(15,875)	(21,637)
	$ 17,031	$ 22,423

Note: The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$ 1,441	$ 1,375	$ 4,362	$ 4,206
Other income	176	195	526	551
Total revenues	1,617	1,570	4,888	4,757

Expenses:
Operating	733	964	1,708	2,419
General and administrative	75	98	219	375
Depreciation	536	467	1,549	1,207
Interest	586	552	1,816	1,675
Property taxes	154	120	466	447
Total expenses	2,084	2,201	5,758	6,123

Casualty (loss) gain (Note D)	(16)	--	1,831	79

(Loss) income from continuing
operations	(483)	(631)	961	(1,287)

Loss from discontinued operations
(Note A)	(473)	(158)	(791)	(419)

Gain on sale of discontinued
operations (Note E)	5,592	--	5,592	--
Net income (loss)	$ 4,636	$ (789)	$ 5,762	$(1,706)

Net income (loss) allocated to
general partners (2%)	$ 92	$ (16)	$ 115	$ (34)
Net income (loss) allocated to
limited partners (98%)	4,544	(773)	5,647	(1,672)
	$ 4,636	$ (789)	$ 5,762	$(1,706)

Per limited partnership unit:
(Loss) income from continuing
operations	$ (5.26)	$ (6.87)	$ 10.47	$ (14.01)
Loss from discontinued operations	(5.15)	(1.72)	(8.61)	(4.57)
Gain on sale of discontinued
operations	60.90	--	60.90	--
Net income (loss) per limited
partnership unit	$ 50.49	$ (8.59)	$ 62.76	$(18.58)

Distributions per limited
partnership unit	$ --	$ --	$ --	$ 16.34

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2008	89,980	$(1,693)	$(19,944)	$(21,637)

Net income for the nine months
ended September 30, 2009	--	115	5,647	5,762

Partners' deficit at
September 30, 2009	89,980	$(1,578)	$(14,297)	$(15,875)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 5,762	$(1,706)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation	2,118	1,902
Amortization of loan costs	32	31
Casualty gains	(1,831)	(79)
Gain on sale of investment property	(5,592)	--
Loss on extinguishment of debt	236	--
Change in accounts:
Receivables and deposits	18	(79)
Other assets	(48)	(82)
Accounts payable	(436)	210
Tenant security deposit liabilities	(19)	9
Accrued property taxes	(376)	(188)
Other liabilities	(38)	100
Due to affiliates	(186)	(2,263)
Net cash used in operating activities	(360)	(2,145)

Cash flows from investing activities:
Net proceeds from sale of investment property	2,215	--
Property improvements and replacements	(2,364)	(3,993)
Deposits to restricted escrows	(34)	(67)
Insurance proceeds received	1,887	83
Net cash provided by (used in) investing
activities	1,704	(3,977)

Cash flows from financing activities:
Payments on mortgage notes payable	(256)	(507)
Proceeds from mortgage notes payable	--	13,350
Loan costs paid	--	(229)
Distributions to partners	--	(1,500)
Payment on advances from affiliate	(2,907)	(8,260)
Advances from affiliate	1,785	3,132
Net cash (used in) provided by financing
activities	(1,378)	5,986

Net decrease in cash and cash equivalents	(34)	(136)

Cash and cash equivalents at beginning of period	125	448
Cash and cash equivalents at end of period	$ 91	$ 312

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 2,241	$ 3,719

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 11	$ 885
Assumption of mortgage note payable	$ 8,724	$ --

At December 31, 2008 and 2007, approximately $74,000 and $101,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the nine months ended September 30, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2008 have been restated to reflect the operations of Preston Creek Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 has been restated to reflect the assets and liabilities of Preston Creek Apartments as held for sale due to its sale on August 5, 2009 (see Note E).

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Revenues	$ 1,299	$ 1,643
Expenses	(1,854)	(2,062)
Loss on extinguishment of debt	(236)	--
Loss from discontinued operations	$ (791)	$ (419)

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Recent Accounting Pronouncement

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC. Where applicable, the Partnership has conformed references to pre-FASB ASC accounting literature within this Quarterly Report on Form 10-Q.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from both of the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $314,000 and $316,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $93,000 and $145,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in general and administrative expenses, investment property and gain on sale of discontinued operations. At December 31, 2008, approximately $126,000 of reimbursements for services was owed by the Partnership and was included in due to affiliates. There were no such balances owed at September 30, 2009.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the nine months ended September 30, 2009 and 2008, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2009 and 2008, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2009 and 2008, capital improvements at Lakeside Place Apartments during 2009 and operating expenses at Preston Creek during 2008. During the nine months ended September 30, 2009 and 2008, the Partnership borrowed approximately $1,785,000 and $3,132,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at September 30, 2009).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. During the nine months ended September 30, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the nine months ended September 30, 2009, the Partnership repaid advances and associated accrued interest of approximately $3,194,000. Interest expense for the nine months ended September 30, 2009 and 2008 was approximately $227,000 and $251,000, respectively. At September 30, 2009 and December 31, 2008, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $4,707,000 and $5,889,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $630,000 to fund operating expenses at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2009, the Partnership was charged by AIMCO and its affiliates approximately $228,000 for insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2009 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $215,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2008.

Note C – Mortgage Financing

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $4,350,000 on one of its investment properties, Preston Creek Apartments.  The second mortgage loan bore interest at a fixed rate of 6.29% per annum and required monthly payments of principal and interest of approximately $27,000 beginning on May 1, 2008, through the January 1, 2022 maturity date.  The second mortgage loan required a balloon payment at maturity.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Preston Creek Apartments.  The modifications included a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $29,000 beginning May 1, 2008, through the maturity date of January 1, 2022, at which time a balloon payment was required.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $42,000 through the maturity date of January 1, 2022, at which date the mortgage was scheduled to be fully amortized. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan. In connection with obtaining the second mortgage loan for Preston Creek Apartments, the Partnership incurred loan costs of approximately $88,000 during the nine months ended September 30, 2008.

The first and second mortgage loans for Preston Creek Apartments were assumed by the buyer in connection with the sale of the property on August 5, 2009.  The unamortized loan costs associated with these loans were written off in conjunction with the sale of Preston Creek Apartments on August 5, 2009.  See Note E.

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

In connection with the second mortgage loan at Lakeside Place Apartments the Partnership incurred loan costs of approximately $141,000 during the nine months ended September 30, 2008 and an additional $3,000 during the remainder of 2008, which were capitalized and are included in other assets.

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

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the nine months ended September 30, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the nine months ended September 30, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the nine months ended September 30, 2009 the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the nine months ended September 30, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000 including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. For the nine months ended September 30, 2009 the difference between the estimated and actual clean up costs of approximately $1,000 was included in operating expenses. During the nine months ended September 30, 2009 the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 of proceeds for clean up costs which is included as an offset to operating expenses. During the three months ended September 30, 2009, the Partnership determined that an overpayment of approximately $16,000 was made by one of the insurance companies. This amount has been reflected as a reduction of the casualty gain for the three and nine months ended September 30, 2009 and the funds will be returned to the insurance company during the fourth quarter of 2009. The Partnership recognized a casualty gain during the nine months ended September 30, 2009 of approximately $1,794,000 as a result of the receipt of $1,850,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units. A preliminary estimate of the cost to repair the damaged units is approximately $26,000. It is currently estimated that insurance proceeds will cover the costs to repair the damaged assets.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings.  The roofs were repaired in July 2009 at a cost of approximately $110,000. The Partnership expects to receive insurance proceeds to cover the costs to repair the damaged assets. Preston Creek Apartments was sold to a third party on August 5, 2009.

Note E – Sale of Investment Property

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a gross sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,215,000 after payment of closing costs of approximately $261,000 and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership recognized a gain of approximately $5,592,000 during the three and nine months ended September 30, 2009 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $236,000 as a result of the write off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Revenues	$ 1,299	$ 1,643
Expenses	(1,854)	(2,062)
Loss on extinguishment of debt	(236)	--
Loss from discontinued operations	$ (791)	$ (419)

Note F – Fair Value of Financial Instruments

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At September 30, 2009, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $30,138,000.

Note G – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010. The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; insurance risk; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one residential apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2009 and 2008:

	Average Occupancy
Property	2009	2008

Lakeside Place Apartments	94%	95%
Houston, Texas

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment properties, interest rates on mortgage loans, costs incurred to operate the investment properties, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the three months ended September 30, 2009 was approximately $4,636,000, compared with a net loss of approximately $789,000 for the three months ended September 30, 2008.  The Partnership’s net income for the nine months ended September 30, 2009 was approximately $5,762,000, compared with a net loss of approximately $1,706,000 for the nine months ended September 30, 2008. The statements of operations for the three and nine months ended September 30, 2008 have been restated to reflect the operations of Preston Creek Apartments as discontinued operations as a result of the sale of the property in August 2009.

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a gross sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,215,000 after payment of closing costs of approximately $261,000 and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership recognized a gain of approximately $5,592,000 during the three and nine months ended September 30, 2009 as a result of the sale.  In addition, the Partnership recognized a loss on extinguishment of debt of approximately $236,000 as a result of the write off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Revenues	$ 1,299	$ 1,643
Expenses	(1,854)	(2,062)
Loss on extinguishment of debt	(236)	--
Loss from discontinued operations	$ (791)	$ (419)

The Partnership recognized (loss) income from continuing operations of approximately $(483,000) and $961,000 for the three and nine months ended September 30, 2009, respectively, compared to a loss from continuing operations of approximately $631,000 and $1,287,000 for the three and nine months ended September 30, 2008, respectively.

The decrease in loss from continuing operations for the three months ended September 30, 2009 was due to an increase in total revenues and a decrease in total expenses, partially offset by an increase in casualty loss.  The increase in income from continuing operations for the nine months ended September 30, 2009 was due to an increase in total revenues, the recognition of casualty gains and a decrease in total expenses.

The increase in total revenues for the three months ended September 30, 2009 is due to an increase in rental income as a result of an increase in the average rental rate and a decrease in bad debt expense. Other income decreased for the three months ended September 30, 2009 due to a decrease in lease cancellation fees and utility reimbursements received from residents, partially offset by an increase in application fees. The increase in total revenues for the nine months ended September 30, 2009 is due to an increase in rental income as a result of an increase in the average rental rate, partially offset by a decrease in occupancy and a decrease in other income.  Other income decreased for the nine months ended September 30, 2009 due to a decrease in lease cancellation fees and utility reimbursements received from residents, partially offset by increases in late charges and parking income.

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

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the nine months ended September 30, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the nine months ended September 30, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the nine months ended September 30, 2009 the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the nine months ended September 30, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000 including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. For the nine months ended September 30, 2009 the difference between the estimated and actual clean up costs of approximately $1,000 was included in operating expenses. During the nine months ended September 30, 2009 the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 of proceeds for clean up costs which is included as an offset to operating expenses. During the three months ended September 30, 2009, the Partnership determined that an overpayment of approximately $16,000 was made by one of the insurance companies. This amount has been reflected as a reduction of the casualty gain for the three and nine months ended September 30, 2009 and the funds will be returned to the insurance company during the fourth quarter of 2009. The Partnership recognized a casualty gain during the nine months ended September 30, 2009 of approximately $1,794,000 as a result of the receipt of $1,850,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units. A preliminary estimate of the cost to repair the damaged units is approximately $26,000. It is currently estimated that insurance proceeds will cover the costs to repair the damaged assets.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings.  The roofs were repaired in July 2009 at a cost of approximately $110,000. The Partnership expects to receive insurance proceeds to cover the costs to repair the damaged assets. Preston Creek Apartments was sold to a third party on August 5, 2009.

Total expenses decreased for the three and nine months ended September 30, 2009 due to decreases in operating expense and general and administrative expense, partially offset by increases in depreciation, interest and property tax expenses. Operating expense decreased for the three months ended September 30, 2009 due to decreases in property administrative and maintenance expenses, partially offset by an increase in advertising expense. Operating expense decreased for the nine months ended September 30, 2009 due to decreases in property administrative, property and maintenance expenses, partially offset by an increase in insurance expense. Property administrative expense decreased for the three and nine months ended September 30, 2009 due to decreases in business license and permit fees, professional fees, applicant screening costs and office supplies. Maintenance expenses decreased for the three and nine months ended September 30, 2009 due to the receipt of insurance proceeds during 2009 associated with the clean up costs incurred during the three and nine months ended September 30, 2008, as discussed above. Property expense decreased for the nine month period due to a decrease in utility costs. Advertising expense increased for the three months ended September 30, 2009 due to an increase in leasing promotions and referral fees. Insurance expense increased for the nine months ended September 30, 2009 due to an increase in hazard insurance premiums. Depreciation expense increased for the three and nine months periods ended September 30, 2009 primarily due to assets placed into service at Lakeside Place Apartments during the last twelve months.  Interest expense increased for the three months ended September 30, 2009 due to an increase in interest on advances from affiliates primarily due to a higher outstanding advance balance during the quarter.  Interest expense increased for the nine months ended September 30, 2009 due to interest expense on the second mortgage encumbering the Partnership’s investment property that was added on March 31, 2008 partially offset by a decrease in interest on advances from affiliates due to a lower outstanding balance during the period and a decrease in the interest rate charged on the advances.  Interest expense for the nine month period also increased due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009.  Property tax expense increased for the three months ended September 30, 2009 due to an adjustment to the 2008 tax accrual due to a decrease in the assessed value of Lakeside Place Apartments. Property tax expense increased for the nine months ended September 30, 2009 due to an increase in the assessed value of Lakeside Place Apartments.

General and administrative expense decreased for the nine months ended September 30, 2009 due to costs incurred during the first quarter of 2008 associated with the modification of the existing mortgages encumbering both investment properties as discussed below. General and administrative expenses decreased for the three and nine month periods ended September 30, 2009 due to a decrease in the management reimbursements to the Managing General Partner. Included in general and administrative expense for the nine months ended September 30, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreements.

Liquidity and Capital Resources

At September 30, 2009, the Partnership had cash and cash equivalents of approximately $91,000 compared with approximately $125,000 at December 31, 2008.  Cash and cash equivalents decreased approximately $34,000 from December 31, 2008 due to approximately $1,378,000 of cash used in financing activities and approximately $360,000 of cash used in operating activities, partially offset by approximately $1,704,000 of cash provided by investing activities. Cash used in financing activities consisted of the repayment of advances received from an affiliate of the Managing General Partner and principal payments made on the mortgage notes encumbering the Partnership’s investment properties, partially offset by advances received from an affiliate of the Managing General Partner. Cash provided by investing activities consisted of proceeds from the sale of Preston Creek Apartments and insurance proceeds received for casualty damages, partially offset by property improvements and replacements and net deposits to restricted escrows.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2009 and 2008, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2009 and 2008, capital improvements at Lakeside Place Apartments during 2009 and operating expenses at Preston Creek during 2008. During the nine months ended September 30, 2009 and 2008, the Partnership borrowed approximately $1,785,000 and $3,132,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at September 30, 2009).  During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. During the nine months ended September 30, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the nine months ended September 30, 2009, the Partnership repaid advances and associated accrued interest of approximately $3,194,000. Interest expense for the nine months ended September 30, 2009 and 2008 was approximately $227,000 and $251,000, respectively. At September 30, 2009 and December 31, 2008, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $4,707,000 and $5,889,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to September 30, 2009, AIMCO Properties, L.P. advanced the Partnership approximately $630,000 to fund operating expenses at Lakeside Place Apartments.

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

Lakeside Place Apartments

The Partnership completed approximately $2,051,000 of capital improvements at Lakeside Place Apartments during the nine months ended September 30, 2009 consisting primarily of building improvements, floor covering replacements, balcony, siding and roof replacements and fencing and landscaping improvements. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership has committed to spend approximately $3,100,000 for roofing and siding replacements, stairwell and balcony replacements and foundation repair at Lakeside Place Apartments. As of September 30, 2009 approximately $1,493,000 had been incurred and is included above. The Partnership is funding the improvements with advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. does not have a commitment to fund advances to the Partnership. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, except for above, certain routine capital expenditures are anticipated during the remainder of 2009. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $250,000 in capital improvements at Preston Creek Apartments during the nine months ended September 30, 2009, consisting primarily of kitchen and bath upgrades, major landscaping improvements and floor covering replacements. These improvements were funded from operations.  On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party.

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

On March 31, 2008, the Partnership obtained a second mortgage loan in the principal amount of $9,000,000 on its investment property, Lakeside Place Apartments. The second mortgage loan bears interest at a fixed rate of 6.10% per annum and requires monthly payments of principal and interest of approximately $55,000 beginning on May 1, 2008 through the March 1, 2020 maturity date.  The second mortgage loan has a balloon payment of approximately $7,177,000 due at maturity.  If no event of default exists at maturity, the maturity date will be automatically extended for one additional year to March 1, 2021, during which period the second mortgage loan would bear interest at the one-month LIBOR rate plus 250 basis points and would require monthly payments of principal and interest.  The Partnership may prepay the second mortgage loan subject to a prepayment penalty.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

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

In connection with the second mortgage loan, the Partnership incurred loan costs of approximately $141,000 during the nine months ended September 30, 2008 and an additional $3,000 during the remainder of 2008, which were capitalized and are included in other assets.

The Managing General Partner will attempt to refinance and/or sell its remaining property prior to such maturity date.  If the property cannot be refinanced or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership distributed the following amounts during the nine months ended September 30, 2009 and 2008 (in thousands, except per unit data).

	Nine Months	Per Limited	Nine Months	Per Limited
	Ended	Partnership	Ended	Partnership
	September 30, 2009	Unit	September 30, 2008	Unit

Financing (1)	$ --	$ --	$1,500	$16.34

(1)            Financing proceeds from the 2008 second mortgage financings of Lakeside Place Apartments and Preston Creek Apartments.

Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2009 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.17% of the outstanding Units at September 30, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

(b)            Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  The first two arbitrations will take place in December 2009, and the remaining four arbitrations will take place in March and April 2010.  The Managing General Partner is uncertain as to the amount of any additional loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any additional loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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