Form 10-K
period 2009-12-31
CENTURY PROPERTIES FUND XV
filed 2010-03-30
CIK 314690

                                   UNITED STATES

                         SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                      Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2009

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

The net proceeds of the offering were used to acquire 17 income-producing real estate properties. The Partnership's original property portfolio was geographically diversified with properties acquired in eight states. The Partnership's acquisition activities were completed in June 1982, and since then the principal activity of the Partnership has been holding for investment and ultimately selling its income-producing real estate properties.  In the period from 1986 through January 1992, six office buildings, three apartment buildings, and one shopping center were sold or otherwise disposed.  The Partnership sold two of its properties in 1995 and an office building in the first quarter of 1996.  The remaining commercial property was sold in January 1997 and an apartment building was sold in the third quarter of 1997. The Partnership sold an apartment property in the third quarter of 2009. As a result of these sales, the Partnership currently retains ownership in one property which is located in Houston, Texas. See "Item 2. Property" for a description of the Partnership's remaining property.

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

Item 2.     Property

The following table sets forth the Partnership's investment in property:

Date of
Property	Purchase	Type of Ownership

Use

Lakeside Place Apartments	12/80	Fee ownership subject	Apartment
Houston, Texas		to first and second	734 units
mortgages (1)

(1)   Property is held by a Limited Partnership in which the Partnership owns a 99% interest.

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a gross sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,215,000 after payment of closing costs of approximately $261,000 and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership recognized a gain of approximately $5,600,000 during the year ended December 31, 2009 as a result of the sale.  In addition, the Partnership recognized a loss on extinguishment of debt of approximately $236,000 as a result of the write off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside Place
Apartments	$48,135	$30,428	5-30 yrs	SL	$16,257

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership’s property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2009	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Lakeside Place
Apartments
1st mortgage	$18,139	8.34%	20 years	03/01/20	$15,613
2nd mortgage	8,816	6.10%	20 years	03/01/20	7,177
	$26,955				$22,790

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

In connection with the second mortgage loan for Lakeside Place Apartments, the Partnership incurred loan costs of approximately $144,000 which were capitalized and are included in other assets.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2009 and 2008 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2009	2008	2009	2008
Lakeside Place
Apartments	$8,509	$8,239	94%	94%

The real estate industry is highly competitive. The Partnership’s property is subject to competition from other apartment complexes in the area. The Managing General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less.  No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate tax and rate in 2009 for the property was as follows:

	2009	2009
	Billing	Rate
	(in thousands)

Lakeside Place Apartments	$ 707	2.52%

Capital Improvements

Lakeside Place Apartments

The Partnership completed approximately $4,000,000 of capital improvements at Lakeside Place Apartments during the year ended December 31, 2009 consisting primarily of building improvements, floor covering replacements, balcony, stairwell, siding and roof replacements and fencing and landscaping improvements. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Preston Creek Apartments

The Partnership completed approximately $250,000 in capital improvements at Preston Creek Apartments during the year ended December 31, 2009, consisting primarily of kitchen and bath upgrades, major landscaping improvements and floor covering replacements. These improvements were funded from operations.  On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner, although AIMCO Properties, L.P. is not obligated to fund such advances. To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

Item 3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units (the “Units”) aggregating $89,980,000. As of December 31, 2009, the Partnership had 89,975 Units outstanding held by 2,408 limited partners of record. Affiliates of the Managing General Partner owned 65,841.34 Units or 73.18% at December 31, 2009.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2009	Unit	December 31, 2008	Unit

Financing (1)	$ --	$ --	$1,500	$16.34

(1)   Financing proceeds from the 2008 second mortgage financings of Lakeside Place Apartments and Preston Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2010 or subsequent periods. See “Item 2. Property – Capital Improvements” for information regarding anticipated capital expenditures at the Partnership’s investment property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 Units in the Partnership representing 73.18% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.55%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

The Partnership’s financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the Managing General Partner may use rental concessions and rental rate reductions to offset softening market conditions; accordingly, there is no guarantee that the Managing General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership’s financial results.

Results of Operations

The Partnership’s net income for the year ended December 31, 2009 was approximately $5,225,000, compared with a net loss of approximately $3,288,000 for the year ended December 31, 2008.  The statements of operations for the year ended December 31, 2008 have been restated to reflect the operations of Preston Creek Apartments as discontinued operations as a result of the sale of the property in August 2009.

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a gross sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,215,000 after payment of closing costs of approximately $261,000 and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership recognized a gain of approximately $5,600,000 during the year ended December 31, 2009 as a result of the sale.  In addition, the Partnership recognized a loss on extinguishment of debt of approximately $236,000 as a result of the write off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the year ended December 31, 2009 and 2008 (in thousands):

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenues	$ 1,300	$ 2,211
Expenses	(1,830)	(2,740)
Loss on extinguishment of debt	(236)	--
Loss from discontinued operations	$ (766)	$ (529)

The Partnership recognized income from continuing operations of approximately $391,000 for the year ended December 31, 2009, compared with a loss from continuing operations of approximately $2,759,000 for the year ended December 31, 2008.

The increase in income from continuing operations for the year ended December 31, 2009 was due to an increase in total revenues, an increase in the recognition of casualty gains and a decrease in total expenses.

The increase in total revenues for the year ended December 31, 2009 is due to an increase in rental income as a result of an increase in the average rental rate and a decrease in bad debt expense at Lakeside Place Apartments. Other income remained relatively constant for the comparable period.

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

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the year ended December 31, 2009 the Partnership received additional insurance proceeds of approximately $38,000 and an additional casualty gain of approximately $37,000 was recognized during the year ended December 31, 2009 as a result of the write-off of an additional $1,000 of undepreciated damaged assets.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000 including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. For the year ended December 31, 2009, the difference between the estimated and actual clean up costs of approximately $1,000 was included in operating expenses. During the year ended December 31, 2009, the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 of proceeds for clean up costs which is included as an offset to operating expenses. During 2009, the Partnership determined that an overpayment of approximately $16,000 was made by one of the insurance companies. This amount has been reflected as a reduction of the casualty gain for the year ended December 31, 2009 and the funds will be returned to the insurance company during the first quarter of 2010. The Partnership recognized a casualty gain during the year ended December 31, 2009 of approximately $1,794,000 as a result of the receipt of $1,850,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units of approximately $26,000. In February 2010, the Partnership received insurance proceeds of approximately $19,000 and expects to recognize a casualty gain of approximately $19,000 during the first quarter of 2010 as a result of the write-off of undepreciated assets of less than $1,000. The Partnership expects to receive additional insurance proceeds of approximately $5,000 related to this casualty.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings. The roofs were repaired in July 2009 at a cost of approximately $110,000. In January 2010, the Partnership received insurance proceeds of approximately $110,000 to cover the costs to repair the damaged assets and the Partnership will recognize a casualty gain of approximately $110,000 during the first quarter of 2010. Preston Creek Apartments was sold to a third party on August 5, 2009.

In January 2010, Lakeside Place Apartments suffered fire damage to 24 of its rental units. A preliminary estimate of the cost to repair the damaged assets is approximately $2,700,000. It is currently estimated that insurance proceeds will cover the costs to repair the damaged assets. Initial insurance proceeds of $1,000,000 to repair the damaged assets were received in March 2010.

Total expenses decreased for the year ended December 31, 2009 due to decreases in operating expense and general and administrative expense, partially offset by increases in depreciation, interest and property tax expenses. Operating expense decreased for the year ended December 31, 2009 due to decreases in property, property administrative and maintenance expenses, partially offset by an increase in insurance expense. Property expense decreased due to decreases in utility costs, partially offset by increases in courtesy patrol and payroll costs. Property administrative expense decreased due to decreases in business license and permit fees, professional fees, applicant screening costs, temp agency help and office supplies. Maintenance expenses decreased for the year ended December 31, 2009 due to the receipt of insurance proceeds during 2009 associated with the clean up costs incurred during the year ended December 31, 2008, as discussed above. Insurance expense increased due to an increase in hazard insurance premiums. Depreciation expense increased primarily due to assets placed into service at Lakeside Place Apartments during the previous twelve months which are now being depreciated. Interest expense increased due to interest expense on the second mortgage encumbering the Partnership’s investment property that was added on March 31, 2008 and a decrease in interest capitalized during 2009, partially offset by a decrease in interest on advances from affiliates due to a lower outstanding balance during the period and a decrease in the interest rate charged on the advances.  Interest expense also increased due to the payment of interest incurred in connection with the escheatment of unclaimed distributions during 2009. Property tax expense increased due to an increase in the assessed value of Lakeside Place Apartments.

General and administrative expense decreased for the year ended December 31, 2009 due to a decrease in the management reimbursements to the Managing General Partner and due to costs incurred during the first quarter of 2008 associated with the modification of the existing mortgage encumbering Lakeside Place Apartments. Included in general and administrative expense for the years ended December 31, 2009 and 2008 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreements.

Liquidity and Capital Resources

At December 31, 2009, the Partnership had cash and cash equivalents of approximately $127,000 compared with approximately $125,000 at December 31, 2008.  Cash and cash equivalents increased approximately $2,000 from December 31, 2008 due to approximately $384,000 of cash provided by investing activities, partially offset by approximately $7,000 and $375,000 of cash used in operating and financing activities, respectively. Cash provided by investing activities consisted of proceeds from the sale of Preston Creek Apartments and insurance proceeds received for casualty damages, partially offset by property improvements and replacements and net deposits to restricted escrows. Cash used in financing activities consisted of the repayment of advances received from an affiliate of the Managing General Partner and principal payments made on the mortgage notes encumbering the Partnership’s investment properties, partially offset by advances received from an affiliate of the Managing General Partner.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2009 and 2008, capital improvements at Lakeside Place Apartments during 2009 and operating expenses at Preston Creek during 2008. During the years ended December 31, 2009 and 2008, the Partnership borrowed approximately $2,856,000 and $6,422,000, respectively. Interest accrues at the prime rate plus 2% per annum (5.25% at December 31, 2009). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the years ended December 31, 2009 and 2008 was approximately $297,000 and $312,000, respectively. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the year ended December 31, 2009 the Partnership repaid advances and associated accrued interest of approximately $3,194,000. At December 31, 2009 and December 31, 2008, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $5,848,000 and $5,889,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $1,100,000 primarily to fund property taxes, capital improvements and operations at Lakeside Place Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures as well as repairs related to the January 2010 fire damage are anticipated during 2010. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership anticipates that exclusive of capital improvements, casualty repairs due to the January 2010 fire and repayment of amounts accrued and payable to affiliates, operating cash flows in 2010 will be generally sufficient for the Partnership to meet its current obligations in 2010 including 2010 debt service. If cash flows are insufficient for the Partnership to meet its obligations in 2010, the Partnership may request additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances.

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

In connection with the second mortgage loan at Lakeside Place Apartments, the Partnership incurred loan costs of approximately $144,000 which were capitalized and are included in other assets.

On March 31, 2008, the Partnership also obtained a second mortgage loan in the principal amount of $4,350,000 on one of its investment properties, Preston Creek Apartments.  The second mortgage loan bore interest at a fixed rate of 6.29% per annum and required monthly payments of principal and interest of approximately $27,000 beginning on May 1, 2008, through the January 1, 2022 maturity date.  The second mortgage loan required a balloon payment at maturity.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Preston Creek Apartments.  The modifications included a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $29,000 beginning May 1, 2008, through the maturity date of January 1, 2022, at which time a balloon payment was required.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $42,000 through the maturity date of January 1, 2022, at which date the mortgage was scheduled to be fully amortized. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan. In connection with obtaining the second mortgage loan for Preston Creek Apartments, the Partnership incurred loan costs of approximately $88,000 during the year ended December 31, 2008.

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

The Partnership distributed the following amounts during the years ended December 31, 2009 and 2008 (in thousands, except per unit data):

		Per Limited		Per Limited
	Year Ended	Partnership	Year Ended	Partnership
	December 31, 2009	Unit	December 31, 2008	Unit

Financing (1)	$ --	$ --	$1,500	$16.34

(1)   Financing proceeds from the 2008 second mortgage financings of Lakeside Place Apartments and Preston Creek Apartments.

Future cash distributions will depend on the levels of net cash generated from operations, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2009, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2009 or subsequent periods. See “Item 2. Property – Capital Improvements” for information regarding anticipated capital expenditures at the Partnership’s investment property.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 Units in the Partnership representing 73.18% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.55%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Impairment of Long-Lived Assets

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

Real property investment is subject to varying degrees of risk.  Several factors may adversely affect the economic performance and value of the Partnership’s investment property.  These factors include, but are not limited to, general economic climate; competition from other apartment communities and other housing options; local conditions, such as loss of jobs or an increase in the supply of apartments that might adversely affect apartment occupancy or rental rates; changes in governmental regulations and the related cost of compliance; increases in operating costs (including real estate taxes) due to inflation and other factors, which may not be offset by increased rents; changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating multi-family housing; and changes in interest rates and the availability of financing. Any adverse changes in these and other factors could cause an impairment of the Partnership’s asset.

Capitalized Costs Related to Redevelopment and Construction Projects

The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects. Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2009 and 2008

Consolidated Statements of Operations - Years ended December 31, 2009 and 2008

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows - Years ended December 31, 2009 and 2008

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XV

We have audited the accompanying consolidated balance sheets of Century Properties Fund XV as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 30, 2010

                             CENTURY PROPERTIES FUND XV

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2009	2008
Assets
Cash and cash equivalents	$ 127	$ 125
Receivables and deposits	75	160
Other assets	350	424
Restricted escrows	50	34
Investment property (Notes B and E):
Land	3,659	3,659
Buildings and related personal property	44,476	40,500
	48,135	44,159
Less accumulated depreciation	(30,428)	(28,327)
	17,707	15,832
Assets held for sale (Note A)	--	5,848
	$ 18,309	$ 22,423

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 647	$ 572
Tenant security deposit liabilities	115	102
Accrued property taxes	707	643
Other liabilities	432	450
Due to affiliates (Note D)	5,865	6,015
Mortgage notes payable (Note B)	26,955	27,219
Liabilities related to assets held for sale (Note A)	--	9,059
	34,721	44,060

Partners' Deficit
General partners	(1,588)	(1,693)
Limited partners (89,975 units issued and
outstanding)	(14,824)	(19,944)
	(16,412)	(21,637)
	$ 18,309	$ 22,423

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2009	2008
Revenues:
Rental income	$ 5,789	$ 5,632
Other income	707	711
Total revenues	6,496	6,343

Expenses:
Operating	2,450	4,120
General and administrative	273	478
Depreciation	2,122	1,691
Interest	2,406	2,254
Property taxes	685	638
Total expenses	7,936	9,181

Casualty gains (Note G)	1,831	79

Income (loss) from continuing operations	391	(2,759)
Loss from discontinued operations (Notes A and F)	(766)	(529)
Gain on sale of discontinued operations (Note F)	5,600	--

Net income (loss) (Note C)	$ 5,225	$(3,288)

Net income (loss) allocated to general partners (2%)	$ 105	$ (66)
Net income (loss) allocated to limited partners (98%)	5,120	(3,222)

Net income (loss)	$ 5,225	$(3,288)

Per limited partnership unit:
Income (loss) from continuing operations	$ 4.25	$(30.05)
Loss from discontinued operations	(8.34)	(5.76)
Gain on sale of discontinued operations	60.99	--
Net income (loss) per limited partnership unit	$ 56.90	$(35.81)

Distributions per limited partnership unit	$ --	$ 16.34

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2007	89,980	$(1,597)	$(15,252)	$(16,849)

Distribution to partners		(30)	(1,470)	(1,500)

Net loss for the year ended
December 31, 2008	--	(66)	(3,222)	(3,288)

Partners’ deficit at
December 31, 2008	89,980	(1,693)	(19,944)	(21,637)

Abandonment of Units (Note A)	(5)	--	--	--

Net income for the year ended
December 31, 2009	--	105	5,120	5,225

Partners’ deficit at
December 31, 2009	89,975	$(1,588)	$(14,824)	$(16,412)

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$ 5,225	$(3,288)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Casualty gain	(1,831)	(79)
Depreciation	2,692	2,624
Amortization of loan costs	39	43
Gain on sale of investment property	(5,600)	--
Loss on extinguishment of debt	236	--
Change in accounts:
Receivables and deposits	31	(16)
Other assets	46	25
Accounts payable	(530)	365
Tenant security deposit liabilities	(17)	9
Accrued property taxes	(133)	64
Other liabilities	(66)	119
Due to affiliates	(99)	(2,141)
Net cash used in operating activities	(7)	(2,275)

Cash flows from investing activities:
Net proceeds from sale of investment property	2,215	--
Restricted escrows	(16)	(34)
Property improvements and replacements	(3,703)	(7,282)
Insurance proceeds received	1,888	83
Net cash provided by (used in) investing
activities	384	(7,233)

Cash flows from financing activities:
Payments on mortgage notes payable	(324)	(595)
Proceeds from mortgage notes payable	--	13,350
Loan costs paid	--	(232)
Distributions to partners	--	(1,500)
Payment on advances from affiliate	(2,907)	(8,260)
Advances from affiliate	2,856	6,422
Net cash (used in) provided by financing
activities	(375)	9,185

Net increase (decrease) in cash and cash equivalents	2	(323)

Cash and cash equivalents at beginning of year	125	448
Cash and cash equivalents at end of year	$ 127	$ 125

Supplemental disclosure of cash flow activity:
Cash paid for interest, net of capitalized interest	$ 2,755	$ 4,348
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 621	$ 74
Assumption of mortgage notes payable	$ 8,724	$ --

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2009

Note A - Organization and Summary of Significant Accounting Policies

Organization: Century Properties Fund XV (the "Partnership" or the "Registrant") is a limited partnership organized under the laws of the State of California to hold for investment, and ultimately sell income-producing real estate. The general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner") and Fox Realty Investors ("FRI"), a California general partnership. The Managing General Partner and the Managing General Partner of FRI are subsidiaries of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2020 unless terminated prior to such date. The Partnership operates one apartment property located in Texas. The Partnership was organized in May 1980. Capital contributions of $89,980,000 ($1,000 per limited partnership unit) were made by the limited partners.

The consolidated statements of operations for the year ended December 31, 2008 have been restated to reflect the operations of Preston Creek Apartments as loss from discontinued operations and the balance sheet as of December 31, 2008 has been restated to reflect the assets and liabilities of Preston Creek Apartments as held for sale due to its sale on August 5, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the year ended December 31, 2009 and 2008 (in thousands):

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenues	$ 1,300	$ 2,211
Expenses	(1,830)	(2,740)
Loss on extinguishment of debt	(236)	--
Loss from discontinued operations	$ (766)	$ (529)

Certain reclassifications have been made to the 2008 balances to conform to the 2009 presentation.

Subsequent Events: The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

Recent Accounting Pronouncements: In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative. Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC. Where applicable, the Partnership has conformed references to pre-FASB ASC accounting literature within this Annual Report on Form 10-K.

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

Abandoned Units: During the year ended December 31, 2009, the number of limited partnership units (the “Units”) decreased by 5 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment.

Net Income (Loss) Per Limited Partnership Unit: Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 89,980 Units outstanding for both 2009 and 2008.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $92,000 and zero at December 31, 2009 and 2008, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $421,000, less accumulated amortization of approximately $207,000 and $179,000 at December 31, 2009 and 2008, respectively, are included in other assets and are amortized over the terms of the related loan agreements. Loan costs of approximately $338,000, less accumulated amortization of approximately $92,000, were included in assets held for sale at December 31, 2008. During the year ended December 31, 2009, loan costs of approximately $338,000 and amortization of approximately $103,000 were written off in connection with the sale of Preston Creek Apartments. Included in interest expense and loss from discontinued operations is approximately $39,000 and $43,000 of amortization expense for the years ended December 31, 2009 and 2008, respectively. Amortization expense is expected to be approximately $27,000 in 2010, $26,000 in 2011, $25,000 in 2012, $24,000 in 2013 and $22,000 in 2014.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss on discontinued operations.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: In connection with the March 2008 second mortgage financing on Lakeside Place Apartments, the Partnership was required to establish a replacement reserve account for the property. Monthly deposits of approximately $17,000 are required. The balance in the escrow account at December 31, 2009 and 2008 was approximately $50,000 and $34,000, respectively.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable.  The Partnership capitalizes costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs including interest, property taxes and operating costs associated with redevelopment and construction projects are capitalized during periods in which redevelopment and construction projects are in progress. Costs incurred in connection with capital projects are capitalized where the costs of the project exceed $250.  Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level. During the year ended December 31, 2009, approximately $2,000 of construction period interest was capitalized related to casualty events. During the year ended December 31, 2008, approximately $44,000 of construction period interest, $2,000 of construction period operating costs and $8,000 of construction period taxes were capitalized related to casualty events. Capitalized costs are depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2009 and 2008.

Fair Value of Financial Instruments: FASB ASC Topic 825, “Financial Instruments”, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value.  Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long term debt. At December 31, 2009, the fair value of the Partnership’s long term debt at the Partnership’s incremental borrowing rate was approximately $30,010,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $159,000 and $182,000 for the years ended December 31, 2009 and 2008, respectively, and are included in operating expense and loss from discontinued operations.

Segment Reporting: FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment			Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2009	2008	Interest	Rate	Date	Maturity (1)
	(in thousands)		(in thousands)			(in thousands)
Lakeside Place
Apartments
1st mortgage	$18,139	$18,291	$ 139	8.34%	03/01/20	$15,613
2nd mortgage	8,816	8,928	55	6.10%	03/01/20	7,177
	$26,955	$27,219	$ 194			$22,790

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

On March 31, 2008, the Partnership also obtained a second mortgage loan in the principal amount of $4,350,000 on one of its investment properties, Preston Creek Apartments.  The second mortgage loan bore interest at a fixed rate of 6.29% per annum and required monthly payments of principal and interest of approximately $27,000 beginning on May 1, 2008, through the January 1, 2022 maturity date.  The second mortgage loan required a balloon payment at maturity.  As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the new mortgage financing.

In connection with the second mortgage loan, the Partnership also agreed to certain modifications of the existing mortgage loan encumbering Preston Creek Apartments.  The modifications included a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $29,000 beginning May 1, 2008, through the maturity date of January 1, 2022, at which time a balloon payment was required.  The previous terms of the existing mortgage loan consisted of a fixed interest rate of 6.65% per annum and monthly payments of principal and interest of approximately $42,000 through the maturity date of January 1, 2022, at which date the mortgage was scheduled to be fully amortized. As a condition of the loan, the lender required AIMCO Properties, L.P., an affiliate of the Partnership, to guarantee certain non-recourse obligations and liabilities of the Partnership with respect to the modified loan. In connection with obtaining the second mortgage loan for Preston Creek Apartments, the Partnership incurred loan costs of approximately $88,000 during the year ended December 31, 2008.

The first and second mortgage loans for Preston Creek Apartments were assumed by the buyer in connection with the sale of the property on August 5, 2009.  The unamortized loan costs associated with these loans were written off in conjunction with the sale of Preston Creek Apartments on August 5, 2009.

In connection with the second mortgage loan at Lakeside Place Apartments, the Partnership incurred loan costs of approximately $144,000 during the year ended December 31, 2008 which were capitalized and are included in other assets.

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2009 are as follows (in thousands):

2010	$ 285
2011	307
2012	330
2013	356
2014	383
Thereafter	25,294
$26,955

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable income (loss) (in thousands, except per unit data):

	For the Years Ended
	December 31,
	2009	2008

Net income (loss) as reported	$ 5,225	$(3,288)
Add (deduct):
Depreciation differences	222	438
Unearned revenue	(12)	54
Accrued expenses	1	3
Casualty gain	(1,831)	--
Minority Interest	9	--
Other	(72)	(5)
Gain on sale of property	964	--

Federal taxable income (loss)	$ 4,506	$(2,798)
Federal taxable income (loss) per
limited partnership unit	$ 49.08 (1)	$(30.47) (2)

(1)   For 2009, the Federal taxable income per Limited Partnership Unit reflects allocation of the gain on sale of property in accordance with the partnership agreement.

(2)   For 2008, allocation under the Internal Revenue Code Section 704(b) result in the limited partners being allocated a non-pro rata amount of taxable loss.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2009	2008

Net liabilities as reported	$(16,412)	$(21,637)
Land and buildings	3,202	6,690
Accumulated depreciation	(4,652)	(7,490)
Deferred sales commission	8,008	8,008
Syndication and distribution costs	2,314	2,314
Other	195	264
Net liabilities - income tax method	$ (7,345)	$(11,851)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $392,000 and $423,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $110,000 and $204,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses. At December 31, 2009 and 2008, approximately $17,000 and $126,000, respectively, of reimbursements for services was owed by the Partnership and included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2009 and 2008, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2009 and 2008, capital improvements at Lakeside Place Apartments during 2009 and operating expenses at Preston Creek during 2008. During the years ended December 31, 2009 and 2008, the Partnership borrowed approximately $2,856,000 and $6,422,000, respectively. Interest accrues at the prime rate plus 2% per annum (5.25% at December 31, 2009). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the years ended December 31, 2009 and 2008 was approximately $297,000 and $312,000, respectively. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the year ended December 31, 2009 the Partnership repaid advances and associated accrued interest of approximately $3,194,000. At December 31, 2009 and December 31, 2008, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $5,848,000 and $5,889,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $1,100,000 primarily to fund property taxes, capital improvements and operations at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $230,000 and $215,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.18% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.55%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakeside Place Apartments	$26,955	$ 3,659	$21,481	$22,995

	Gross Amount At Which Carried
	At December 31, 2009
	(in thousands)
		Buildings
		and
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
Lakeside
Place
Apartments	$3,659	$44,476	$48,135	$30,428	10/76	12/80	5-30 yrs

Reconciliation of Investment Properties and Accumulated Depreciation:

	December 31,
	2009	2008
	(in thousands)
Investment Property
Balance at beginning of year	$ 44,159	$ 52,617
Property improvements	4,250	7,309
Disposal of property	(274)	(763)
Assets held for sale	--	(15,004)
Balance at end of year	$ 48,135	$ 44,159

Accumulated Depreciation
Balance at beginning of year	$ 28,327	$ 35,811
Additions charged to expense	2,692	2,624
Disposal of property	(591)	(705)
Assets held for sale	--	(9,403)
Balance at end of year	$ 30,428	$ 28,327

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2009 and 2008 is approximately $51,337,000 and $65,853,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2009 and 2008 is approximately $35,080,000 and $45,220,000, respectively.

Note F – Sale of Investment Property

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a gross sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,215,000 after payment of closing costs of approximately $261,000 and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership recognized a gain of approximately $5,600,000 during the year ended December 31, 2009 as a result of the sale. In addition, the Partnership recognized a loss on extinguishment of debt of approximately $236,000 as a result of the write off of unamortized loan costs. The loss on extinguishment of debt is included in loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the year ended December 31, 2009 and 2008 (in thousands):

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenues	$ 1,300	$ 2,211
Expenses	(1,830)	(2,740)
Loss on extinguishment of debt	(236)	--
Loss from discontinued operations	$ (766)	$ (529)

Note G – Casualty Events

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

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the year ended December 31, 2009 the Partnership received additional insurance proceeds of approximately $38,000 and an additional casualty gain of approximately $37,000 was recognized during the year ended December 31, 2009 as a result of the write-off of an additional $1,000 of undepreciated damaged assets.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000 including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. For the year ended December 31, 2009, the difference between the estimated and actual clean up costs of approximately $1,000 was included in operating expenses. During the year ended December 31, 2009, the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 of proceeds for clean up costs which is included as an offset to operating expenses. During 2009, the Partnership determined that an overpayment of approximately $16,000 was made by one of the insurance companies. This amount has been reflected as a reduction of the casualty gain for the year ended December 31, 2009 and the funds will be returned to the insurance company during the first quarter of 2010. The Partnership recognized a casualty gain during the year ended December 31, 2009 of approximately $1,794,000 as a result of the receipt of $1,850,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units of approximately $26,000. In February 2010, the Partnership received insurance proceeds of approximately $19,000 and expects to recognize a casualty gain of approximately $19,000 during the first quarter of 2010 as a result of the write-off of undepreciated damaged assets of less than $1,000. The Partnership expects to receive additional insurance proceeds of approximately $5,000 related to this casualty.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings.  The roofs were repaired in July 2009 at a cost of approximately $110,000. In January 2010, the Partnership received insurance proceeds of approximately $110,000 to cover the costs to repair the damaged assets and the Partnership will recognize a casualty gain of approximately $110,000 during the first quarter of 2010. Preston Creek Apartments was sold to a third party on August 5, 2009.

In January 2010, Lakeside Place Apartments suffered fire damage to 24 of its rental units. A preliminary estimate of the cost to repair the damaged assets is approximately $2,700,000. It is currently estimated that insurance proceeds will cover the costs to repair the damaged assets. Initial insurance proceeds of $1,000,000 to repair the damaged assets were received in March 2010.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions.  In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel.  As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators. After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitrations will take place in April 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership.  Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	38	Director and Senior Vice President
John Bezzant	47	Director and Senior Vice President
Timothy J. Beaudin	51	President and Chief Operating Officer
Ernest M. Freedman	39	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	48	Senior Director of Partnership Accounting

Steven D. Cordes was appointed as a Director of the Managing General Partner effective March 2, 2009.  Mr. Cordes has been a Senior Vice President of the Managing General Partner and AIMCO since May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.  Mr. Cordes brings particular expertise to the Board in the areas of asset management as well as finance and accounting.

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Timothy J. Beaudin was appointed President and Chief Operating Officer of AIMCO and the Managing General Partner in February 2009.  He joined AIMCO and the Managing General Partner as Executive Vice President and Chief Development Officer in October 2005 and was appointed Executive Vice President and Chief Property Operating Officer of the Managing General Partner and AIMCO in October 2008.  Mr. Beaudin oversees conventional and affordable property operations, transactions, asset management, and redevelopment and construction services for AIMCO and the Managing General Partner.  Prior to joining AIMCO and beginning in 1995, Mr. Beaudin was with Catellus Development Corporation.  During his last five years at Catellus, Mr. Beaudin served as Executive Vice President, with management responsibility for development, construction and asset management.

Ernest M. Freedman was appointed Executive Vice President and Chief Financial Officer of the Managing General Partner and AIMCO in November 2009.   Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Managing General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Managing General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Managing General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Managing General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

Item 11.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2009.

Name and Address of	Amount and nature of	Percentage
Beneficial Owner	Beneficial Ownership	of Class

Fox Capital Management Corp.
(an affiliate of AIMCO)	100.00	0.11%
AIMCO IPLP, L.P.
(an affiliate of AIMCO)	35,580.17	39.55%
Madison River Properties, LLC
(an affiliate of AIMCO)	4,222.00	4.69%
AIMCO Properties, L.P.
(an affiliate of AIMCO)	25,939.17	28.83%

AIMCO IPLP, L.P., Fox Capital Management Corp. and Madison River Properties, LLC are indirectly ultimately owned by AIMCO. Their business address is 55 Beattie Place, Greenville, South Carolina 29601.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $392,000 and $423,000 for the years ended December 31, 2009 and 2008, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $110,000 and $204,000 for the years ended December 31, 2009 and 2008, respectively, which are included in general and administrative expenses. At December 31, 2009 and 2008, approximately $17,000 and $126,000, respectively, of reimbursements for services was owed by the Partnership and included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2009 and 2008, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2009 and 2008, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. These funds were needed to fund operating expenses and property taxes at Lakeside Place Apartments during 2009 and 2008, capital improvements at Lakeside Place Apartments during 2009 and operating expenses at Preston Creek during 2008. During the years ended December 31, 2009 and 2008, the Partnership borrowed approximately $2,856,000 and $6,422,000, respectively. Interest accrues at the prime rate plus 2% per annum (5.25% at December 31, 2009). During the year ended December 31, 2004, the Partnership received approval by the limited partners to authorize the Managing General Partner to obtain a redevelopment loan for Preston Creek Apartments of approximately $2,100,000 from AIMCO Properties, L.P., with a fixed interest rate of 10% per annum.  The $2,100,000 redevelopment loan was fully funded as of December 31, 2005. Interest expense for the years ended December 31, 2009 and 2008 was approximately $297,000 and $312,000, respectively. During the year ended December 31, 2008 the Partnership repaid advances and associated accrued interest of approximately $10,142,000, including the $2,100,000 redevelopment loan and its associated accrued interest. During the year ended December 31, 2009 the Partnership repaid advances and associated accrued interest of approximately $3,194,000. At December 31, 2009 and December 31, 2008, the combined outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $5,848,000 and $5,889,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to December 31, 2009, the Partnership received additional advances from AIMCO Properties, L.P., of approximately $1,100,000 primarily to fund property taxes, capital improvements and operations at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2009 and 2008, the Partnership was charged by AIMCO and its affiliates approximately $230,000 and $215,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.18% of the outstanding Units at December 31, 2009. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,580.17 (39.55%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $50,000 and $52,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $11,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008.

Notes to Consolidated Financial Statements

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

b)   Exhibits:

See Exhibit index

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 30, 2010
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 30, 2010
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 30, 2010
Stephen B. Waters	Accounting

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