Form 10-Q
period 2010-03-31
CENTURY PROPERTIES FUND XV
filed 2010-05-18
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 198	$ 127
Receivables and deposits	94	75
Other assets	955	350
Restricted escrows (Note C)	1,034	50
Investment property:
Land	3,659	3,659
Buildings and related personal property	43,935	44,476
	47,594	48,135
Less accumulated depreciation	(30,095)	(30,428)
	17,499	17,707
	$ 19,780	$ 18,309

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,209	$ 647
Tenant security deposit liabilities	111	115
Accrued property taxes	186	707
Other liabilities	412	432
Due to affiliates (Note B)	7,078	5,865
Mortgage notes payable	26,885	26,955
	35,881	34,721

Partners' Deficit
General partners	(1,582)	(1,588)
Limited partners (89,975 units issued and
outstanding)	(14,519)	(14,824)
	(16,101)	(16,412)
	$ 19,780	$ 18,309

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$ 1,412	$ 1,469
Other income	173	170
Total revenues	1,585	1,639

Expenses:
Operating	786	300
General and administrative	63	80
Depreciation	595	510
Interest	608	611
Property taxes	189	172
Total expenses	2,241	1,673

Casualty gains (Note C)	857	1,537

Income from continuing operations	201	1,503
Income (loss) from discontinued operations (Note A)	110	(162)

Net income	$ 311	$ 1,341

Net income allocated to general partners (2%)	$ 6	$ 27
Net income allocated to limited partners (98%)	305	1,314

Net income	$ 311	$ 1,341

Per limited partnership unit:
Income from continuing operations	$ 2.19	$ 16.37
Income (loss) from discontinued operations	1.20	(1.77)
Net income per limited partnership unit	$ 3.39	$ 14.60

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$89,980	$ 89,980

Partners' deficit at
December 31, 2009	89,975	$(1,588)	$(14,824)	$(16,412)

Net income for the three months
ended March 31, 2010	--	6	305	311

Partners' deficit at
March 31, 2010	89,975	$(1,582)	$(14,519)	$(16,101)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$ 311	$ 1,341
Adjustments to reconcile net income to net cash used in
operating activities:
Casualty gains	(967)	(1,537)
Depreciation	595	754
Amortization of loan costs	7	12
Change in accounts:
Receivables and deposits	(152)	6
Other assets	(612)	(299)
Accounts payable	846	26
Tenant security deposit liabilities	(4)	10
Accrued property taxes	(521)	(620)
Other liabilities	(20)	33
Due to affiliates	113	126
Net cash used in operating activities	(404)	(148)

Cash flows from investing activities:
Property improvements and replacements	(700)	(286)
Insurance proceeds received	129	1,593
Net withdrawals from (deposits to) restricted escrows	16	(1,922)
Net cash used in investing activities	(555)	(615)

Cash flows from financing activities:
Payments on mortgage notes payable	(70)	(89)
Advances from affiliate	1,100	1,110
Net cash provided by financing activities	1,030	1,021

Net increase in cash and cash equivalents	71	258
Cash and cash equivalents at beginning of period	127	125
Cash and cash equivalents at end of period	$ 198	$ 383

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 512	$ 659
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 337	$ 36
Insurance proceeds held on deposit with mortgage lender	$ 1,000	$ --

At December 31, 2009 and 2008 approximately $621,000 and $74,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the three months ended March 31, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statement of operations for the three months ended March 31, 2009 has been restated to reflect the operations of Preston Creek Apartments as loss from discontinued operations due to its sale on August 5, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$ --	$ 547
Expenses	--	(709)
Casualty gain	110	--
Income (loss) from discontinued operations	$ 110	$ (162)

Certain reclassifications have been made to the 2009 balances to conform to the 2010 presentation.

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $81,000 and $110,000 for the three months ended March 31, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $24,000 and $38,000 for the three months ended March 31, 2010 and 2009, respectively, which is included in general and administrative expenses. At March 31, 2010 and December 31, 2009, approximately $41,000 and $17,000, respectively, of reimbursements for services was owed by the Partnership and was included in due to affiliates.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the three months ended March 31, 2010 and 2009, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2010 and 2009, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, property taxes and capital improvements at Lakeside Place Apartments during 2010 and 2009. During the three months ended March 31, 2010 and 2009, the Partnership borrowed approximately $1,100,000 and $1,110,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at March 31, 2010). Interest expense for the three months ended March 31, 2010 and 2009 was approximately $89,000 and $87,000, respectively. At March 31, 2010 and December 31, 2009, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,037,000 and $5,848,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $554,000 to fund operating expenses at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2010, the Partnership was charged by AIMCO and its affiliates approximately $380,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $230,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Events

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The estimated cost to repair the damaged units is approximately $2,500,000 including approximately $133,000 of clean up costs. The Partnership also expects to receive approximately $95,000 of insurance proceeds for lost rents. During the three months ended March 31, 2010, the Partnership incurred approximately $133,000 of clean up costs which are included in operating expenses. Insurance proceeds of $1,000,000 were received during the three months ended March 31, 2010 which included approximately $133,000 for clean up costs. These insurance proceeds are being held in escrow with the mortgage lender at March 31, 2010. During the three months ended March 31, 2010, the Partnership recognized a casualty gain of approximately $838,000 as a result of the write-off of undepreciated damaged assets of approximately $29,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2010.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings.  The roofs were repaired in July 2009 at a cost of approximately $110,000.  During the three months ended March 31, 2010, the Partnership received approximately $110,000 of insurance proceeds related to this event, which is included in income from discontinued operations.  Preston Creek Apartments was sold to a third party on August 5, 2009.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units of approximately $26,000. During the three months ended March 31, 2010, the Partnership received approximately $19,000 in insurance proceeds and recognized a casualty gain during the three months ended March 31, 2010 of approximately $19,000 as a result of the write off of undepreciated damaged assets of less than $1,000. The Partnership expects to receive additional insurance proceeds of approximately $5,000 related to this casualty.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the three months ended March 31, 2009, the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the three months ended March 31, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000 including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. During the three months ended March 31, 2009 the Partnership received approximately $1,939,000 of insurance proceeds related to this event, which includes approximately $383,000 of proceeds for clean up costs which is included as an offset to operating expenses. The Partnership recognized a casualty gain during the three months ended March 31, 2009 of approximately $1,500,000 as a result of the receipt of $1,556,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

Note D – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its long-term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, long-term debt. At March 31, 2010, the fair value of the Partnership's long-term debt at the Partnership's incremental borrowing rate was approximately $29,880,000.

Note E – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property, including lead-based paint. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines, or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the effect of redevelopments, the Partnership’s future financial performance, including the Partnership’s ability to maintain current or meet projected occupancy and rent levels, and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions; the general level of interest rates; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; development risks; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one residential apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Lakeside Place Apartments	93%	95%
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

Results of Operations

The Partnership’s net income for the three months ended March 31, 2010 and 2009 was approximately $311,000 and $1,341,000, respectively. The statement of operations for the three months ended March 31, 2009 has been restated to reflect the operations of Preston Creek Apartments as discontinued operations as a result of its sale in August 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$ --	$ 547
Expenses	--	(709)
Casualty gain	110	--
Income (loss) from discontinued
operations	$ 110	$ (162)

The Partnership recognized income from continuing operations of approximately $201,000 and $1,503,000 for the three months ended March 31, 2010 and 2009, respectively.  The decrease in income from continuing operations was due to a decrease in casualty gains, an increase in total expenses and a decrease in total revenues.

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The estimated cost to repair the damaged units is approximately $2,500,000 including approximately $133,000 of clean up costs. The Partnership also expects to receive approximately $95,000 for lost rents. During the three months ended March 31, 2010, the Partnership incurred approximately $133,000 of clean up costs which are included in operating expenses. Insurance proceeds of $1,000,000 were received during the three months ended March 31, 2010 which included approximately $133,000 for clean up costs. These insurance proceeds are being held in escrow with the mortgage lender at March 31, 2010. During the three months ended March 31, 2010, the Partnership recognized a casualty gain of approximately $838,000 as a result of the write-off of undepreciated damaged assets of approximately $29,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2010.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings. The roofs were repaired in July 2009 at a cost of approximately $110,000.  During the three months ended March 31, 2010, the Partnership received approximately $110,000 of insurance proceeds related to this event, which is included in income from discontinued operations.  Preston Creek Apartments was sold to a third party on August 5, 2009.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units of approximately $26,000. During the three months ended March 31, 2010, the Partnership received approximately $19,000 in insurance proceeds and recognized a casualty gain during the three months ended March 31, 2010 of approximately $19,000 as a result of the write off of undepreciated damaged assets of less than $1,000. The Partnership expects to receive additional insurance proceeds of approximately $5,000 related to this casualty.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the three months ended March 31, 2009, the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the three months ended March 31, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000 including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. During the three months ended March 31, 2009 the Partnership received approximately $1,939,000 of insurance proceeds related to this event, which includes approximately $383,000 of proceeds for clean up costs which is included as an offset to operating expenses. The Partnership recognized a casualty gain during the three months ended March 31, 2009 of approximately $1,500,000 as a result of the receipt of $1,556,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

Total expenses increased due to increases in operating, depreciation and property tax expenses, partially offset by a decrease in general and administrative expenses.  Interest expense remained relatively constant for the comparable periods. Operating expenses increased primarily due to increases in utility costs, salaries and related benefits and insurance expense as a result of an increase in hazard insurance premiums. Operating expenses were also impacted by the receipt of insurance proceeds in 2009 to cover the clean up costs from Hurricane Ike.  Depreciation expense increased primarily due to assets placed into service at Lakeside Place Apartments during the last twelve months. The increase in property tax expense is due to an increase in the assessed value of Lakeside Place Apartments.

General and administrative expense decreased for the three months ended March 31, 2010 due to a decrease in the management reimbursements to the Managing General Partner and professional fees.  Included in general and administrative expenses for the three months ended March 31, 2010 and 2009 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreements.

Total revenues decreased due to a decrease in rental income.  Other income remained relatively constant for the comparable periods.  Rental income decreased due to decreases in occupancy and the average rental rate at Lakeside Place Apartments.

Liquidity and Capital Resources

At March 31, 2010, the Partnership had cash and cash equivalents of approximately $198,000 compared with approximately $127,000 at December 31, 2009.  Cash and cash equivalents increased approximately $71,000 due to approximately $1,030,000 of cash provided by financing activities, partially offset by approximately $555,000 and $404,000 of cash used in investing and operating activities, respectively.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage notes encumbering the Partnership’s investment property. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received and net withdrawals from restricted escrows.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2010 and 2009, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, property taxes and capital improvements at Lakeside Place Apartments during 2010 and 2009. During the three months ended March 31, 2010 and 2009, the Partnership borrowed approximately $1,100,000 and $1,110,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at March 31, 2010). Interest expense for the three months ended March 31, 2010 and 2009 was approximately $89,000 and $87,000, respectively. At March 31, 2010 and December 31, 2009, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,037,000 and $5,848,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $554,000 to fund operating expenses at Lakeside Place Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance.  Capital improvements planned for the Partnership’s property are detailed below.

The Partnership completed approximately $416,000 of capital improvements at Lakeside Place Apartments during the three months ended March 31, 2010 consisting primarily of kitchen and bath resurfacing, floor covering replacements and construction related to the casualties discussed above. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and repairs as a result of the fire in January 2010 are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership anticipates that exclusive of capital improvements, casualty repairs due to the January 2010 fire at Lakeside Place Apartments and repayment of amounts due to affiliates, operating cash flows will be generally sufficient for the Partnership to meet its current obligations. If cash flows are insufficient for the Partnership to meet its obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Lakeside Place Apartments of approximately $26,885,000 matures in March 2020 at which time balloon payments of approximately $22,790,000 are required.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2010 and 2009. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.18% of the outstanding Units at March 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. The parties have selected six “on-call” claims that will proceed forward through the arbitration process and have selected arbitrators.  After those arbitrations have been completed, the parties will revisit settling the on-call claims. The first two arbitrations took place in December 2009 and the Defendants received a defense verdict against the first two claimants, and plaintiffs dismissed the claims of the next two claimants. The remaining two arbitration hearings took place in April 2010 and the Defendants are awaiting the results. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: May 18, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 18, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

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