Form 10-Q
period 2010-09-30
CENTURY PROPERTIES FUND XV
filed 2010-11-12
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 254	$ 127
Receivables and deposits	146	75
Other assets	532	350
Restricted escrows	706	50
Investment property:
Land	3,659	3,659
Buildings and related personal property	44,706	44,476
	48,365	48,135
Less accumulated depreciation	(31,200)	(30,428)
	17,165	17,707
	$ 18,803	$ 18,309

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 214	$ 647
Tenant security deposit liabilities	110	115
Accrued property taxes	482	707
Other liabilities	344	432
Due to affiliates (Note B)	7,510	5,865
Mortgage notes payable	26,743	26,955
	35,403	34,721

Partners' Deficit
General partners	(1,592)	(1,588)
Limited partners (89,975 units issued and
outstanding)	(15,008)	(14,824)
	(16,600)	(16,412)
	$ 18,803	$ 18,309

Note: The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 1,393	$ 1,441	$ 4,219	$ 4,362
Other income	202	176	569	526
Total revenues	1,595	1,617	4,788	4,888

Expenses:
Operating	864	733	2,376	1,708
General and administrative	55	75	180	219
Depreciation	575	536	1,743	1,549
Interest	596	586	1,784	1,816
Property taxes	81	154	392	466
Total expenses	2,171	2,084	6,475	5,758

Casualty (loss) gain (Note C)	--	(16)	1,389	1,831

(Loss) income from continuing
operations	(576)	(483)	(298)	961

(Loss) income from discontinued
operations (Note A)	--	(473)	110	(791)

Gain on sale of discontinued
operations (Note D)	--	5,592	--	5,592
Net (loss) income	$ (576)	$ 4,636	$ (188)	$ 5,762

Net (loss) income allocated to
general partners (2%)	$ (12)	$ 92	$ (4)	$ 115
Net (loss) income allocated to
limited partners (98%)	(564)	4,544	(184)	5,647
	$ (576)	$ 4,636	$ (188)	$ 5,762

Per limited partnership unit:
(Loss) income from continuing
operations	$ (6.27)	$ (5.26)	$ (3.25)	$ 10.47
(Loss) income from discontinued
operations	--	(5.15)	1.20	(8.61)
Gain on sale of discontinued
operations	--	60.90	--	60.90
Net (loss) income per limited
partnership unit	$ (6.27)	$ 50.49	$ (2.05)	$ 62.76

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2009	89,975	$(1,588)	$(14,824)	$(16,412)

Net loss for the nine months
ended September 30, 2010	--	(4)	(184)	(188)

Partners' deficit at
September 30, 2010	89,975	$(1,592)	$(15,008)	$(16,600)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (188)	$ 5,762
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	1,743	2,118
Amortization of loan costs	20	32
Casualty gains	(1,499)	(1,831)
Gain on sale of investment property	--	(5,592)
Loss on extinguishment of debt	--	236
Change in accounts:
Receivables and deposits	(71)	18
Other assets	(202)	(48)
Accounts payable	25	(436)
Tenant security deposit liabilities	(5)	(19)
Accrued property taxes	(225)	(376)
Other liabilities	(88)	(38)
Due to affiliates	18	(186)
Net cash used in operating activities	(472)	(360)

Cash flows from investing activities:
Net proceeds from sale of investment property	--	2,215
Property improvements and replacements	(1,690)	(2,364)
Net withdrawals from (deposits to) restricted escrows	16	(34)
Insurance proceeds received	858	1,887
Net cash (used in) provided by investing activities	(816)	1,704

Cash flows from financing activities:
Payments on mortgage notes payable	(212)	(256)
Payment on advances from affiliate	(26)	(2,907)
Advances from affiliate	1,653	1,785
Net cash provided by (used in) financing activities	1,415	(1,378)

Net increase (decrease) in cash and cash equivalents	127	(34)

Cash and cash equivalents at beginning of period	127	125
Cash and cash equivalents at end of period	$ 254	$ 91

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,730	$ 2,241

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 163	$ 11
Insurance proceeds held on deposit with mortgage lender	$ 671	$ --
Assumption of mortgage note payable	$ --	$ 8,724

At December 31, 2009 and 2008, approximately $621,000 and $74,000, respectively, of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the nine months ended September 30, 2010 and 2009, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 reflect the operations of Preston Creek Apartments as income (loss) from discontinued operations due to its sale on August 5, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$ --	$ 211	$ --	$ 1,299
Expenses	--	(448)	--	(1,854)
Loss on early extinguishment
of debt	--	(236)	--	(236)
Casualty gain	--	--	110	--
(Loss) income from
discontinued operations	$ --	$ (473)	$ 110	$ (791)

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $234,000 and $314,000 for the nine months ended September 30, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $71,000 and $93,000 for the nine months ended September 30, 2010 and 2009, respectively, which is included in general and administrative expenses. At December 31, 2009, approximately $17,000 of reimbursements for services was owed by the Partnership and was included in due to affiliates. No balance was owed at September 30, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the nine months ended September 30, 2010 and 2009, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, property taxes and capital improvements at Lakeside Place Apartments during 2010 and 2009. During the nine months ended September 30, 2010 and 2009, the Partnership borrowed approximately $1,653,000 and $1,785,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at September 30, 2010). Interest expense for the nine months ended September 30, 2010 and 2009 was approximately $289,000 and $227,000, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $280,000 and $3,194,000, respectively. At September 30, 2010 and December 31, 2009, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,510,000 and $5,848,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2010, the Partnership was charged by AIMCO and its affiliates approximately $390,000 for insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2010 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $230,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2009.

Note C – Casualty Events

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The estimated cost to repair the damaged units is approximately $2,613,000 including approximately $133,000 of clean up costs. The Partnership also expects to receive approximately $87,000 of insurance proceeds for lost rents, of which $65,000 is included in receivables and deposits at September 30, 2010. During the nine months ended September 30, 2010, the Partnership incurred approximately $133,000 of clean up costs which were included in operating expenses. Insurance proceeds of approximately $1,533,000 were received during the nine months ended September 30, 2010 which included approximately $133,000 for clean up costs. The $133,000 received for clean up costs were reflected as a reduction to operating expenses for the nine months ended September 30, 2010. These insurance proceeds are being held in escrow with the mortgage lender and are being released to the Partnership as repairs are completed. The balance in the lender held escrow at September 30, 2010 was approximately $671,000. During the nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $1,370,000 as a result of the write-off of undepreciated damaged assets of approximately $30,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2010. During the nine months ended September 30, 2010 while reconstruction has been ongoing, construction period interest of approximately $57,000, construction period property taxes of approximately $17,000 and construction period operating costs of approximately $3,000 have been capitalized.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings. The roofs were repaired in July 2009 at a cost of approximately $110,000. During the nine months ended September 30, 2010, the Partnership received approximately $110,000 of insurance proceeds related to this event, which is included in income from discontinued operations.  Preston Creek Apartments was sold to a third party on August 5, 2009.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units of approximately $26,000. During the nine months ended September 30, 2010, the Partnership received approximately $19,000 in insurance proceeds and recognized a casualty gain during the nine months ended September 30, 2010 of approximately $19,000 as a result of the write off of undepreciated damaged assets of less than $1,000. The Partnership expects to receive additional insurance proceeds of approximately $2,000 related to this casualty.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the nine months ended September 30, 2009, the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the nine months ended September 30, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000 including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. During the nine months ended September 30, 2009 the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 of proceeds for clean up costs which is included as an offset to operating expenses. During the three months ended September 30, 2009, the Partnership determined that an overpayment of approximately $16,000 was made by one of the insurance companies. This amount has been reflected as a reduction of the casualty gain for the three and nine months ended September 30, 2009 and the funds were returned to the insurance company during the fourth quarter of 2009. The Partnership recognized a casualty gain during the nine months ended September 30, 2009 of approximately $1,794,000 as a result of the receipt of $1,850,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

Note D – Sale of Investment Property

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$ --	$ 211	$ --	$ 1,299
Expenses	--	(448)	--	(1,854)
Loss on early extinguishment
of debt	--	(236)	--	(236)
Casualty gain	--	--	110	--
(Loss) income from
discontinued operations	$ --	$ (473)	$ 110	$ (791)

Note E – Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At September 30, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $32,216,000.

Note F – Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

The Partnership's investment property consists of one residential apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2010 and 2009:

	Average Occupancy
Property	2010	2009

Lakeside Place Apartments	93%	94%
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

Results of Operations

The Partnership’s net loss for the three months ended September 30, 2010 was approximately $576,000 compared with net income of approximately $4,636,000 for the corresponding period in 2009.  The Partnership’s net loss for the nine months ended September 30, 2010 was approximately $188,000 compared with net income of approximately $5,762,000 for the corresponding period in 2009.

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

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$ --	$ 211	$ --	$ 1,299
Expenses	--	(448)	--	(1,854)
Loss on early extinguishment
of debt	--	(236)	--	(236)
Casualty gain	--	--	110	--
(Loss) income from
discontinued operations	$ --	$ (473)	$ 110	$ (791)

The Partnership recognized a loss from continuing operations of approximately $576,000 and $483,000 for the three months ended September 30, 2010 and 2009, respectively. The Partnership recognized a loss from continuing operations of approximately $298,000 for the nine months ended September 30, 2010 and income of approximately $961,000 for the nine months ended September 30, 2009.  The increase in loss from continuing operations for the three months ended September 30, 2010 is due to an increase in total expenses and a decrease in total revenues, partially offset by the recognition of a casualty loss in 2009. The decrease in income from continuing operations for the nine months ended September 30, 2010 is due to an increase in total expenses and decreases in casualty gains and total revenues.

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The estimated cost to repair the damaged units is approximately $2,613,000 including approximately $133,000 of clean up costs. The Partnership also expects to receive approximately $87,000 of insurance proceeds for lost rents, of which $65,000 is included in receivables and deposits at September 30, 2010. During the nine months ended September 30, 2010, the Partnership incurred approximately $133,000 of clean up costs which were included in operating expenses. Insurance proceeds of approximately $1,533,000 were received during the nine months ended September 30, 2010 which included approximately $133,000 for clean up costs. The $133,000 received for clean up costs were reflected as a reduction to operating expenses for the nine months ended September 30, 2010. These insurance proceeds are being held in escrow with the mortgage lender and are being released to the Partnership as repairs are completed. The balance in the lender held escrow at September 30, 2010 was approximately $671,000. During the nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $1,370,000 as a result of the write-off of undepreciated damaged assets of approximately $30,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2010. During the nine months ended September 30, 2010 while reconstruction has been ongoing, construction period interest of approximately $57,000, construction period property taxes of approximately $17,000 and construction period operating costs of approximately $3,000 have been capitalized.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings.  The roofs were repaired in July 2009 at a cost of approximately $110,000.  During the nine months ended September 30, 2010, the Partnership received approximately $110,000 of insurance proceeds related to this event, which is included in income from discontinued operations.  Preston Creek Apartments was sold to a third party on August 5, 2009.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units of approximately $26,000. During the nine months ended September 30, 2010, the Partnership received approximately $19,000 in insurance proceeds and recognized a casualty gain during the nine months ended September 30, 2010 of approximately $19,000 as a result of the write off of undepreciated damaged assets of less than $1,000. The Partnership expects to receive additional insurance proceeds of approximately $2,000 related to this casualty.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the nine months ended September 30, 2009, the Partnership received additional insurance proceeds of approximately $37,000 and an additional casualty gain of approximately $37,000 was recognized during the nine months ended September 30, 2009.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000 including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008 the estimated clean up costs were included in operating expenses. During the nine months ended September 30, 2009 the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 of proceeds for clean up costs which is included as an offset to operating expenses. During the three months ended September 30, 2009, the Partnership determined that an overpayment of approximately $16,000 was made by one of the insurance companies. This amount has been reflected as a reduction of the casualty gain for the three and nine months ended September 30, 2009 and the funds were returned to the insurance company during the fourth quarter of 2009. The Partnership recognized a casualty gain during the nine months ended September 30, 2009 of approximately $1,794,000 as a result of the receipt of $1,850,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

Total expenses increased for the three months ended September 30, 2010 due to increases in operating, depreciation and interest expenses, partially offset by a decrease in property tax and general and administrative expenses. Total expenses increased for the nine months ended September 30, 2010 due to increases in operating and depreciation expenses, partially offset by decreases in interest, property tax and general and administrative expenses. Operating expenses increased for both periods primarily due to an increase in insurance expense as a result of an increase in hazard insurance premiums and an increase in consulting costs related to a successful property tax appeal, partially offset by decreases in salaries and related benefits. Operating expenses were also impacted for the nine months ended September 30, 2009 by the receipt of insurance proceeds in 2009 to cover the clean up costs from Hurricane Ike. Depreciation expense increased for both periods due to assets placed into service at Lakeside Place Apartments during the last twelve months. Property tax expense decreased for both periods due to the receipt of a refund as a result of a successful appeal in 2010.  Interest expense increased for the three months ended September 30, 2010 due to an increase in interest on advances from AIMCO Properties, L.P., partially offset by the interest capitalized related to the down units as a result of the January 2010 fire at Lakeside Place Apartments. Interest expense decreased for the nine months ended September 30, 2010 due to the interest capitalized in 2010 related to the down units as a result of the January 2010 fire at Lakeside Place Apartments and interest incurred in connection with the escheatment of unclaimed distributions during 2009, partially offset by an increase in interest on advances from AIMCO Properties, L.P. during 2010.

General and administrative expense decreased for the three and nine months ended September 30, 2010 due to a decrease in the management reimbursements to the Managing General Partner and professional fees.  Included in general and administrative expenses for the three and nine months ended September 30, 2010 and 2009 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased for the three and nine months ended September 30, 2010 due to a decrease in rental income, partially offset by an increase in other income.  Rental income decreased for both periods due to decreases in occupancy and the average rental rate at Lakeside Place Apartments and an increase in bad debt expense. Other income increased for the three month period due to increases in cleaning and damage fees, lease cancellation fees and resident utility reimbursements partially offset by a decrease in application fees. Other income increased for the nine month period due to increases in cleaning and damage fees and resident utility reimbursements.

Liquidity and Capital Resources

At September 30, 2010, the Partnership had cash and cash equivalents of approximately $254,000 compared with approximately $127,000 at December 31, 2009.  Cash and cash equivalents increased approximately $127,000  due to approximately $1,415,000 of cash provided by financing activities, partially offset by approximately $816,000 and $472,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage notes encumbering the Partnership’s investment property and repayment of advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds received and net withdrawals from restricted escrows.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2010 and 2009, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, property taxes and capital improvements at Lakeside Place Apartments during 2010 and 2009. During the nine months ended September 30, 2010 and 2009, the Partnership borrowed approximately $1,653,000 and $1,785,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at September 30, 2010). Interest expense for the nine months ended September 30, 2010 and 2009 was approximately $289,000 and $227,000, respectively. During the nine months ended September 30, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $280,000 and $3,194,000, respectively. At September 30, 2010 and December 31, 2009, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,510,000 and $5,848,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership completed approximately $1,232,000 of capital improvements at Lakeside Place Apartments during the nine months ended September 30, 2010 consisting primarily of building improvements, kitchen and bath resurfacing, floor covering replacements and construction related to the January 2010 fire casualty discussed above. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures and repairs as a result of the fire in January 2010 are anticipated during the remainder of 2010. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership anticipates that exclusive of capital improvements, casualty repairs due to the January 2010 fire at Lakeside Place Apartments and repayment of amounts due to affiliates, operating cash flows will be generally sufficient for the Partnership to meet its current obligations. If cash flows are insufficient for the Partnership to meet its obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Lakeside Place Apartments of approximately $26,743,000 matures in March 2020 at which time balloon payments of approximately $22,790,000 are required.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2010 and 2009. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2010 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.18% of the outstanding Units at September 30, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to control all such voting decisions with respect to the Partnership. However, Riverside Drive LLC, an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”). The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”).  In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts have been dismissed.  During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked. The Partnership was not required to pay any settlement amounts. At this time, the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel are not resolved. Pursuant to the global settlement agreement, the parties selected six test “on-call” cases to be arbitrated.  The parties arbitrated four “on-call” claims and obtained defense verdicts on all four.  Two additional “on-call” claims were dismissed with prejudice. The process now calls for the parties to attempt to mediate the remaining “on-call” claims and plaintiffs’ attorneys’ fees, and the mediation is currently scheduled for November 16, 2010. The Managing General Partner is uncertain as to the amount of any loss that may be allocable to the Partnership. Therefore, the Partnership cannot estimate whether any loss will occur or a potential range of loss.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: November 12, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 12, 2010	By: /s/Stephen B. Waters
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