Form 10-K
period 2010-12-31
CENTURY PROPERTIES FUND XV
filed 2011-03-25
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

Form 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s ability to maintain current or meet projected occupancy, rental rates and property operating results and the effect of redevelopments. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; natural disasters and severe weather such as hurricanes; national and local economic conditions, including the pace of job growth and the level of unemployment; energy costs; the terms of governmental regulations that affect the Partnership’s property and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets; insurance risk, including the cost of insurance; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the Partnership. Readers should carefully review the Partnership’s consolidated financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a gross sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,215,000 after payment of closing costs of approximately $261,000 and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership recognized a gain of approximately $5,600,000 during the year ended December 31, 2009 as a result of the sale.  In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $236,000 as a result of the write off of unamortized loan costs.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

Gross
	Carrying	Accumulated	Depreciable	Method of	Federal
Property	Value	Depreciation	Life	Depreciation	Tax Basis
	(in thousands)				(in thousands)
Lakeside Place
Apartments	$49,070	$31,863	5-30 yrs	SL	$13,680

See "Note A – Organization and Summary of Significant Accounting Policies" to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” for a description of the Partnership’s capitalization and depreciation policies.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the fixed rate loans encumbering the Partnership’s property.

	Principal				Principal
	Balance At				Balance
	December 31,	Interest	Period	Maturity	Due At
Property	2010	Rate	Amortized	Date	Maturity (1)
	(in thousands)				(in thousands)
Lakeside Place
Apartments
1st mortgage	$17,974	8.34%	30 years	03/01/20	$15,613
2nd mortgage	8,696	6.10%	30 years	03/01/20	7,177
	$26,670				$22,790

(1)   See “Note B – Mortgage Notes Payable” to the consolidated financial statements included in "Item 8. Financial Statements and Supplementary Data” for information with respect to the Partnership's ability to prepay these fixed rate loans and other specific details about these loans.

Rental Rates and Occupancy

Average annual rental rates and occupancy for 2010 and 2009 for the property are as follows:

	Average Annual		Average Annual
	Rental Rates		Occupancy
	(per unit)
Property	2010	2009	2010	2009
Lakeside Place
Apartments	$8,276	$8,509	93%	94%

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

Real Estate Taxes and Rate

Real estate tax and rate in 2010 for the property were as follows:

	2010	2010
	Billing	Rate
	(in thousands)

Lakeside Place Apartments	$ 603	2.52%

Capital Improvements

The Partnership completed approximately $1,855,000 of capital improvements at Lakeside Place Apartments during the year ended December 31, 2010 consisting primarily of building improvements, floor covering replacements, kitchen and bath resurfacing and construction related to the January 2010 fire casualty discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as anticipated replacement reserves, insurance proceeds and cash flow generated by the property.

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

Item3.     Legal Proceedings

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

PART II

Item 5.     Market for the Registrant's Common Equity, Related Security Holder Matters and Issuer Purchases of Equity Securities

The Partnership, a publicly-held limited partnership, originally sold 89,980 Limited Partnership Units (the “Units”) aggregating $89,980,000. As of December 31, 2010, the Partnership had 89,975 Units outstanding held by 2,405 limited partners of record. Affiliates of the Managing General Partner owned 65,841.34 Units or 73.18% at December 31, 2010.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership made no distributions to the partners during the years ended December 31, 2010 and 2009. Future cash distributions will depend on the levels of net cash generated from operations, the timing of debt maturities, property sale and/or refinancings. The Partnership's cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 2011 or subsequent periods. See “Item 2. Property – Capital Improvements” for information regarding anticipated capital expenditures at the Partnership’s investment property.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 Units in the Partnership representing 73.18% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

Results of Operations

The Partnership’s net loss for the year ended December 31, 2010 was approximately $770,000 compared with net income of approximately $5,225,000 for the year ended December 31, 2009. The consolidated statements of operations for the years ended December 31, 2010 and 2009 reflect the operations of Preston Creek Apartments as discontinued operations as a result of the sale of the property in August 2009.

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a gross sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,215,000 after payment of closing costs of approximately $261,000 and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership recognized a gain of approximately $5,600,000 during the year ended December 31, 2009 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $236,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in loss from discontinued operations.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the years ended December 31, 2010 and 2009 (in thousands):

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Revenues	$ --	$ 1,300
Expenses	--	(1,830)
Loss on early extinguishment
of debt	--	(236)
Casualty gain	110	--
Income (loss) from
discontinued operations	$ 110	$ (766)

The Partnership recognized a loss from continuing operations of approximately $880,000 for the year ended December 31, 2010, compared with income from continuing operations of approximately $391,000 for the year ended December 31, 2009. The decrease in income from continuing operations is due to an increase in total expenses, a decrease in the recognition of casualty gains and a decrease in total revenues.

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The estimated cost to repair the damaged units is approximately $2,500,000 including approximately $223,000 of clean up costs. The Partnership also expects to receive approximately $87,000 of insurance proceeds for lost rents, which is included in receivables and deposits at December 31, 2010. During the year ended December 31, 2010, the Partnership incurred approximately $166,000 of clean up costs, which were included in operating expenses. Insurance proceeds of approximately $1,533,000 were received during the year ended December 31, 2010, which included approximately $133,000 for clean up costs. The $133,000 received for clean up costs was reflected as a reduction to operating expenses for the year ended December 31, 2010. These insurance proceeds are being held in escrow with the mortgage lender and are being released to the Partnership as repairs are completed. The balance in the lender held escrow at December 31, 2010 was approximately $225,000. During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $1,372,000 as a result of the write-off of undepreciated damaged assets of approximately $28,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2011. During the year ended December 31, 2010 while reconstruction has been ongoing, construction period interest of approximately $75,000, construction period property taxes of approximately $23,000 and construction period operating costs of approximately $5,000 were capitalized.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings. The roofs were repaired in July 2009 at a cost of approximately $110,000. During the year ended December 31, 2010, the Partnership received approximately $110,000 of insurance proceeds related to this event, which is included in income from discontinued operations.  Preston Creek Apartments was sold to a third party on August 5, 2009.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units of approximately $26,000. During the year ended December 31, 2010, the Partnership received approximately $19,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2010 of approximately $19,000 as a result of the write off of undepreciated damaged assets of less than $1,000. The Partnership expects to receive additional insurance proceeds of approximately $1,000 related to this casualty.

In March 2008, Lakeside Place Apartments suffered fire damage to five rental units. During the year ended December 31, 2008, the Partnership received approximately $79,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2008 of approximately $75,000 as a result of the write-off of undepreciated damaged assets of approximately $4,000. During the year ended December 31, 2009, the Partnership received additional insurance proceeds of approximately $38,000 and an additional casualty gain of approximately $37,000 was recognized during the year ended December 31, 2009 as a result of the write-off of an additional $1,000 of undepreciated damaged assets.

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000, including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses. For the year ended December 31, 2009, the difference between the estimated and actual clean up costs of approximately $1,000 was included in operating expenses. During the year ended December 31, 2009, the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 of proceeds for clean up costs which is included as an offset to operating expenses. During 2009, the Partnership determined that an overpayment of approximately $16,000 was made by one of the insurance companies. This amount was reflected as a reduction of the casualty gain for the year ended December 31, 2009 and the funds were returned to the insurance company during the first quarter of 2010. The Partnership recognized a casualty gain during the year ended December 31, 2009 of approximately $1,794,000 as a result of the receipt of $1,850,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

Total expenses increased due to increases in operating and depreciation expenses, partially offset by decreases in property tax, interest and general and administrative expenses. Operating expenses increased primarily due to an increase in insurance expense as a result of an increase in hazard insurance premiums and an increase in consulting costs related to a successful property tax appeal, partially offset by decreases in salaries and related benefits. Operating expenses were also impacted by the receipt of insurance proceeds in 2009 to cover the clean up costs from Hurricane Ike (see above). Depreciation expense increased primarily due to assets placed into service at Lakeside Place Apartments during the previous twelve months which are now being depreciated. Property tax expense decreased due to the receipt of a refund as a result of a successful appeal in 2010, which reduced the assessed value of the property. Interest expense decreased due to the interest capitalized in 2010 related to the down units as a result of the January 2010 fire at Lakeside Place Apartments and interest incurred in connection with the escheatment of unclaimed distributions during 2009, partially offset by an increase in interest on advances from AIMCO Properties, L.P. during 2010.

General and administrative expenses decreased for the year ended December 31, 2010 due to a decrease in the management reimbursements to the Managing General Partner as allowed under the Partnership Agreement and professional fees. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues decreased due to a decrease in rental income, partially offset by an increase in other income. Rental income decreased due to decreases in occupancy and the average rental rate at Lakeside Place Apartments and an increase in bad debt expense. Other income increased due to increases in cleaning and damage fees, ancillary service fees and resident utility reimbursements.

Liquidity and Capital Resources

At December 31, 2010, the Partnership had cash and cash equivalents of approximately $488,000 compared with approximately $127,000 at December 31, 2009.  Cash and cash equivalents increased approximately $361,000  due to approximately $1,342,000 of cash provided by financing activities, partially offset by approximately $951,000 and $30,000 of cash used in investing and operating activities, respectively. Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage notes encumbering the Partnership’s investment property and repayment of advances received from an affiliate of the Managing General Partner. Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows, partially offset by insurance proceeds received.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, property taxes and capital improvements at Lakeside Place Apartments during 2010 and 2009. During the years ended December 31, 2010 and 2009, the Partnership borrowed approximately $1,653,000 and $2,856,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at December 31, 2010). Interest expense for the years ended December 31, 2010 and 2009 was approximately $389,000 and $297,000, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $280,000 and $3,194,000, respectively. At December 31, 2010 and 2009, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,610,000 and $5,848,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2010, the Partnership received an additional advance from AIMCO Properties, L.P. of approximately $143,000 primarily to fund property taxes at Lakeside Place Apartments.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The Managing General Partner monitors developments in the area of legal and regulatory compliance. The Partnership regularly evaluates the capital improvement needs of its property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures as well as repairs related to the January 2010 fire damage are anticipated during 2011. Such capital expenditures will depend on the physical condition of the property as well as replacement reserves, insurance proceeds and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, Partnership reserves, insurance proceeds or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to fund such advances.  To the extent that capital improvements are completed, the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership anticipates that exclusive of capital improvements, casualty repairs due to the January 2010 fire and repayment of amounts accrued and payable to affiliates, operating cash flows in 2011 will be generally sufficient for the Partnership to meet its current obligations in 2011, including 2011 debt service. If cash flows are insufficient for the Partnership to meet its obligations in 2011, the Partnership may request additional advances of funds from AIMCO Properties, L.P. although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Lakeside Place Apartments of approximately $26,670,000 matures in March 2020 at which time balloon payments of approximately $22,790,000 are required.  The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the years ended December 31, 2010 and 2009. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at December 31, 2010, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2011 or subsequent periods.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note A – Organization and Summary of Significant Accounting Policies" which is included in the consolidated financial statements in "Item 8. Financial Statements and Supplementary Data".  The Managing General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the consolidated financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Asset

Investment property is recorded at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. If events or circumstances indicate that the carrying amount of the property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property.

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

Item 8.     Financial Statements and Supplementary Data

CENTURY PROPERTIES FUND XV

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2010 and 2009

Consolidated Statements of Operations - Years ended December 31, 2010 and 2009

Consolidated Statements of Changes in Partners' Deficit - Years ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows - Years ended December 31, 2010 and 2009

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Century Properties Fund XV

We have audited the accompanying consolidated balance sheets of Century Properties Fund XV as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Century Properties Fund XV at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 25, 2011

                             CENTURY PROPERTIES FUND XV

                             CONSOLIDATED BALANCE SHEETS

                          (in thousands, except unit data)

	December 31,
	2010	2009
Assets
Cash and cash equivalents	$ 488	$ 127
Receivables and deposits	148	75
Other assets	377	350
Restricted escrows	309	50
Investment property (Notes B and E):
Land	3,659	3,659
Buildings and related personal property	45,411	44,476
	49,070	48,135
Less accumulated depreciation	(31,863)	(30,428)
	17,207	17,707
	$ 18,529	$ 18,309

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 403	$ 647
Tenant security deposit liabilities	110	115
Accrued property taxes	603	707
Other liabilities	315	432
Due to affiliates (Note D)	7,610	5,865
Mortgage notes payable (Note B)	26,670	26,955
	35,711	34,721

Partners' Deficit
General partners	(1,603)	(1,588)
Limited partners	(15,579)	(14,824)
	(17,182)	(16,412)
	$ 18,529	$ 18,309

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                        (in thousands, except per unit data)

	Years Ended December 31,
	2010	2009
Revenues:
Rental income	$ 5,640	$ 5,789
Other income	747	707
Total revenues	6,387	6,496

Expenses:
Operating	3,204	2,450
General and administrative	238	273
Depreciation	2,327	2,122
Interest	2,381	2,406
Property taxes	508	685
Total expenses	8,658	7,936

Casualty gains (Note G)	1,391	1,831

(Loss) income from continuing operations	(880)	391
Income (loss) from discontinued operations (Notes A and F)	110	(766)
Gain on sale of discontinued operations (Note F)	--	5,600

Net (loss) income (Note C)	$ (770)	$ 5,225

Net (loss) income allocated to general partners (2%)	$ (15)	$ 105
Net (loss) income allocated to limited partners (98%)	(755)	5,120

Net (loss) income	$ (770)	$ 5,225

Per limited partnership unit:
(Loss) income from continuing operations	$ (9.59)	$ 4.25
Income (loss) from discontinued operations	1.20	(8.34)
Gain on sale of discontinued operations	--	60.99
Net (loss) income per limited partnership unit	$ (8.39)	$ 56.90

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

               CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                          (in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$ 89,980	$ 89,980

Partners' deficit at
December 31, 2008	89,980	$(1,693)	$(19,944)	$(21,637)

Abandonment of Units (Note A)	(5)	--	--	--

Net income for the year ended
December 31, 2009	--	105	5,120	5,225

Partners’ deficit at
December 31, 2009	89,975	(1,588)	(14,824)	(16,412)

Net loss for the year ended
December 31, 2010	--	(15)	(755)	(770)

Partners’ deficit at
December 31, 2010	89,975	$(1,603)	$(15,579)	$(17,182)

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$ (770)	$ 5,225
Adjustments to reconcile net (loss) income to net cash used
in operating activities:
Casualty gain	(1,501)	(1,831)
Depreciation	2,327	2,692
Amortization of loan costs	27	39
Gain on sale of investment property	--	(5,600)
Loss on early extinguishment of debt	--	236
Change in accounts:
Receivables and deposits	(73)	31
Other assets	(54)	46
Accounts payable	122	(530)
Tenant security deposit liabilities	(5)	(17)
Accrued property taxes	(104)	(133)
Other liabilities	(117)	(66)
Due to affiliates	118	(99)
Net cash used in operating activities	(30)	(7)

Cash flows from investing activities:
Net proceeds from sale of investment property	--	2,215
Net deposits to restricted escrows	(34)	(16)
Property improvements and replacements	(2,221)	(3,703)
Insurance proceeds received	1,304	1,888
Net cash (used in) provided by investing activities	(951)	384

Cash flows from financing activities:
Payments on mortgage notes payable	(285)	(324)
Payment on advances from affiliate	(26)	(2,907)
Advances from affiliate	1,653	2,856
Net cash provided by (used in) financing activities	1,342	(375)

Net increase in cash and cash equivalents	361	2

Cash and cash equivalents at beginning of year	127	125
Cash and cash equivalents at end of year	$ 488	$ 127

Supplemental disclosure of cash flow activity:
Cash paid for interest, net of capitalized interest	$ 2,221	$ 2,755

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 255	$ 621
Insurance proceeds held on deposit with mortgage lender	$ 225	$ --
Assumption of mortgage notes payable	$ --	$ 8,724

At December 31, 2008, approximately $74,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the year ended December 31, 2009.

See Accompanying Notes to Consolidated Financial Statements

                             CENTURY PROPERTIES FUND XV

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 2010

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

Basis of Presentation: The consolidated statements of operations for the years ended December 31, 2010 and 2009 reflect the operations of Preston Creek Apartments as income (loss) from discontinued operations due to its sale on August 5, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the year ended December 31, 2010 and 2009 (in thousands):

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

Revenues	$ --	$ 1,300
Expenses	--	(1,830)
Loss on early extinguishment of debt	--	(236)
Casualty gain	110	--
Income (loss) from discontinued
operations	$ 110	$ (766)

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

Abandoned Units: During the year ended December 31, 2009, the number of limited partnership units (the “Units”) decreased by 5 Units due to limited partners abandoning their Units. In abandoning his or her Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of the abandonment. No units were abandoned during the year ended December 31, 2010.

Net (Loss) Income Per Limited Partnership Unit: Net (loss) income per Limited Partnership Unit is computed by dividing net (loss) income allocated to the limited partners by the number of Units outstanding at the beginning of the fiscal year. Per Unit information has been computed based on 89,975 and 89,980 Units outstanding for 2010 and 2009, respectively.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances included approximately $440,000 and $92,000 at December 31, 2010 and 2009, respectively, that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment properties and related personal property. For Federal income tax purposes, the modified accelerated cost recovery method is used for depreciation of (1) real property additions over 27.5 years and (2) personal property additions over 5 years.

Deferred Costs: Loan costs of approximately $421,000, less accumulated amortization of approximately $234,000 and $207,000 at December 31, 2010 and 2009, respectively, are included in other assets and are amortized over the terms of the related loan agreements. During the year ended December 31, 2009, loan costs of approximately $339,000 and amortization of approximately $103,000 were written off in connection with the sale of Preston Creek Apartments. Included in interest expense and loss from discontinued operations is approximately $27,000 and $39,000 of amortization expense for the years ended December 31, 2010 and 2009, respectively. Amortization expense is expected to be approximately $26,000 in 2011, $25,000 in 2012, $24,000 in 2013, $22,000 in 2014 and $21,000 in 2015.

Leasing commissions and other direct costs incurred in connection with successful leasing efforts are deferred and amortized over the terms of the related leases.  Amortization of these costs is included in operating expenses and loss from discontinued operations.

Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged the space and is current on rental payments.

Restricted Escrows: At December 31, 2010, approximately $84,000 of replacement reserves and approximately $225,000 of insurance proceeds were on deposit with the mortgage holder of Lakeside Apartments. The balance in the replacement reserve account at December 31, 2009 was approximately $50,000. There were no insurance proceeds on deposit at December 31, 2009.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost, less accumulated depreciation, unless the carrying amount of the asset is not recoverable. The Partnership capitalizes costs incurred in connection with capital additions activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components. Included in these capitalized costs are payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital additions activities at the property level.  The Partnership capitalizes interest, property taxes and insurance during periods in which redevelopment and construction projects are in progress. During the year ended December 31, 2010, approximately $75,000 of construction period interest, $5,000 of construction period insurance and $23,000 of construction period property taxes were capitalized related to casualty events. During the year ended December 31, 2009, approximately $2,000 of construction period interest was capitalized related to casualty events. Capitalized costs are depreciated over the estimated useful life of the asset. The Partnership charges to expense as incurred costs that do not relate to capital additions activities, including ordinary repairs, maintenance and resident turnover costs.

If events or circumstances indicate that the carrying amount of a property may not be recoverable, the Partnership will make an assessment of its recoverability by comparing the carrying amount to the Partnership’s estimate of the undiscounted future cash flows, excluding interest charges, of the property.   If the carrying amount exceeds the estimated aggregate undiscounted future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. No adjustments for impairment of value were necessary for the years ending December 31, 2010 and 2009.

Fair Value of Financial Instruments: Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At December 31, 2010, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $30,495,000.

Advertising: The Partnership expenses the costs of advertising as incurred. Advertising costs were approximately $113,000 and $159,000 for the years ended December 31, 2010 and 2009, respectively, and are included in operating expense and loss from discontinued operations.

Segment Reporting: ASC Topic 280-10, “Segment Reporting”, established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas and major customers.  As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Note B - Mortgage Notes Payable

The terms of mortgage notes payable are as follows:

	Principal		Monthly			Principal
	Balance At		Payment			Balance
	December 31,		Including	Interest	Maturity	Due At
Property	2010	2009	Interest	Rate	Date	Maturity
	(in thousands)		(in thousands)			(in thousands)
Lakeside Place
Apartments
1st mortgage	$17,974	$18,139	$ 139	8.34%	03/01/20	$15,613
2nd mortgage	8,696	8,816	55	6.10%	03/01/20	7,177
	$26,670	$26,955	$ 194			$22,790

The mortgage notes payable are fixed rate mortgages that are non-recourse and are secured by a pledge of the Partnership’s rental property and by a pledge of revenues from the rental property.  The mortgage notes payable include prepayment penalties if repaid prior to maturity.  Further, the properties may not be sold subject to existing indebtedness.

Scheduled principal payments on mortgage notes payable subsequent to December 31, 2010 are as follows (in thousands):

2011	$ 307
2012	330
2013	356
2014	383
2015	413
Thereafter	24,881
$26,670

Note C - Income Taxes

The Partnership is classified as a partnership for Federal income tax purposes.  Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

	For the Years Ended
	December 31,
	2010	2009

Net (loss) income as reported	$ (770)	$ 5,225
Add (deduct):
Depreciation differences	338	222
Unearned revenue	(4)	(12)
Accrued expenses	2	1
Casualty gain	(1,315)	(1,831)
Minority Interest	13	9
Other	(49)	(72)
Gain on sale of property	--	964

Federal taxable (loss) income	$(1,785)	$ 4,506
Federal taxable (loss) income per
limited partnership unit	$(19.44)	$ 49.08 (1)

(1)   For 2009, the Federal taxable income per Limited Partnership Unit reflects allocation of the gain on sale of property in accordance with the partnership agreement.

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net liabilities (in thousands):

	2010	2009

Net liabilities as reported	$(17,182)	$(16,412)
Land and buildings	1,679	3,202
Accumulated depreciation	(5,206)	(4,652)
Deferred sales commission	8,008	8,008
Syndication and distribution costs	2,314	2,314
Other	1,257	195
Net liabilities - income tax method	$ (9,130)	$ (7,345)

Note D - Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $313,000 and $392,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $94,000 and $110,000 for the years ended December 31, 2010 and 2009, respectively, which are included in general and administrative expenses. At December 31, 2009, approximately $17,000 of reimbursements for services was owed by the Partnership and included in due to affiliates. No reimbursements were owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2010 and 2009, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, property taxes and capital improvements at Lakeside Place Apartments during 2010 and 2009. During the years ended December 31, 2010 and 2009, the Partnership borrowed approximately $1,653,000 and $2,856,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at December 31, 2010). Interest expense for the years ended December 31, 2010 and 2009 was approximately $389,000 and $297,000, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $280,000 and $3,194,000, respectively. At December 31, 2010 and 2009, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,610,000 and $5,848,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2010, the Partnership received an additional advance from AIMCO Properties, L.P. of approximately $143,000 primarily to fund property taxes at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $421,000 and $230,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 Units in the Partnership representing 73.18% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Note E – Investment Property and Accumulated Depreciation

Initial Cost
To Partnership
(in thousands)
			Buildings	Net Cost
			and Related	Capitalized
			Personal	Subsequent to
Description	Encumbrances	Land	Property	Acquisition
	(in thousands)			(in thousands)

Lakeside Place Apartments	$26,670	$ 3,659	$21,481	$23,930

	Gross Amount At Which Carried
	At December 31, 2010
	(in thousands)
		Buildings
		and
		Personal		Accumulated	Year of	Date	Depreciable
Description	Land	Property	Total	Depreciation	Construction	Acquired	Life
Lakeside Place
Apartments	$ 3,659	$45,411	$49,070	$31,863	10/76	12/80	5-30 yrs

Reconciliation of Investment Properties and Accumulated Depreciation:

	December 31,
	2010	2009
	(in thousands)
Investment Property
Balance at beginning of year	$ 48,135	$ 44,159
Property improvements	1,855	4,250
Disposal of property	(920)	(274)
Balance at end of year	$ 49,070	$ 48,135

Accumulated Depreciation
Balance at beginning of year	$ 30,428	$ 28,327
Additions charged to expense	2,327	2,692
Disposal of property	(892)	(591)
Balance at end of year	$ 31,863	$ 30,428

The aggregate cost of the real estate for Federal income tax purposes at December 31, 2010 and 2009 is approximately $50,749,000 and $51,337,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2010 and 2009 is approximately $37,069,000 and $35,080,000, respectively.

Note F – Sale of Investment Property

On August 5, 2009, the Partnership sold Preston Creek Apartments to a third party for a gross sales price of $11,200,000.  The net proceeds realized by the Partnership were approximately $2,215,000 after payment of closing costs of approximately $261,000 and the assumption of the mortgages encumbering the property of approximately $8,724,000 by the buyer. The Partnership recognized a gain of approximately $5,600,000 during the year ended December 31, 2009 as a result of the sale. In addition, the Partnership recognized a loss on early extinguishment of debt of approximately $236,000 as a result of the write off of unamortized loan costs. The loss on early extinguishment of debt is included in loss from discontinued operations.

Note G – Casualty Events

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The estimated cost to repair the damaged units is approximately $2,500,000 including approximately $223,000 of clean up costs. The Partnership also expects to receive approximately $87,000 of insurance proceeds for lost rents, which is included in receivables and deposits at December 31, 2010. During the year ended December 31, 2010, the Partnership incurred approximately $166,000 of clean up costs, which were included in operating expenses. Insurance proceeds of approximately $1,533,000 was received during the year ended December 31, 2010, which included approximately $133,000 for clean up costs. The $133,000 received for clean up costs were reflected as a reduction to operating expenses for the year ended December 31, 2010. These insurance proceeds are being held in escrow with the mortgage lender and are being released to the Partnership as repairs are completed. The balance in the lender held escrow at December 31, 2010 was approximately $225,000. During the year ended December 31, 2010, the Partnership recognized a casualty gain of approximately $1,372,000 as a result of the write-off of undepreciated damaged assets of approximately $28,000. The Partnership anticipates receiving additional insurance proceeds related to this casualty during 2011. During the year ended December 31, 2010 while reconstruction has been ongoing, construction period interest of approximately $75,000, construction period property taxes of approximately $23,000 and construction period operating costs of approximately $5,000 have been capitalized.

In June 2009, Preston Creek Apartments suffered storm damage to the roofing on its buildings. The roofs were repaired in July 2009 at a cost of approximately $110,000. During the year ended December 31, 2010, the Partnership received approximately $110,000 of insurance proceeds related to this event, which is included in income from discontinued operations.  Preston Creek Apartments was sold to a third party on August 5, 2009.

In April 2009, Lakeside Place Apartments suffered storm damage to twelve of its rental units of approximately $26,000. During the year ended December 31, 2010, the Partnership received approximately $19,000 in insurance proceeds and recognized a casualty gain during the year ended December 31, 2010 of approximately $19,000 as a result of the write off of undepreciated damaged assets of less than $1,000. The Partnership expects to receive additional insurance proceeds of approximately $1,000 related to this casualty.

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

In September 2008, Lakeside Place Apartments sustained damage from Hurricane Ike.  The damages were estimated to be approximately $3,055,000 including clean up costs of approximately $1,241,000. The actual costs incurred were approximately $3,100,000, including clean up costs of approximately $1,242,000. During the year ended December 31 2008, the Partnership removed approximately $54,000 of undepreciated damaged assets and recorded a corresponding receivable for the estimated insurance proceeds. For the year ended December 31, 2008, the estimated clean up costs were included in operating expenses. For the year ended December 31, 2009, the difference between the estimated and actual clean up costs of approximately $1,000 was included in operating expenses. During the year ended December 31, 2009, the Partnership received approximately $2,275,000 of insurance proceeds related to this event, which includes approximately $409,000 of proceeds for clean up costs which is included as an offset to operating expenses. During 2009, the Partnership determined that an overpayment of approximately $16,000 was made by one of the insurance companies. This amount was reflected as a reduction of the casualty gain for the year ended December 31, 2009 and the funds were returned to the insurance company during the first quarter of 2010. The Partnership recognized a casualty gain during the year ended December 31, 2009 of approximately $1,794,000 as a result of the receipt of $1,850,000 of insurance proceeds, partially offset by the write-off of undepreciated damaged assets of approximately $56,000.

Note H - Contingencies

As previously disclosed, AIMCO Properties, L.P. and NHP Management Company, both affiliates of the Managing General Partner, were defendants in a lawsuit, filed as a collective action in August 2003 in the United States District Court for the District of Columbia, alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for time worked in excess of 40 hours per week (“overtime claims”).  The plaintiffs also contended that AIMCO Properties, L.P. and NHP Management Company (“the Defendants”) failed to compensate maintenance workers for time that they were required to be "on-call" (“on-call claims”). In March 2007, the court in the District of Columbia decertified the collective action. In July 2007, plaintiffs’ counsel filed individual cases in Federal court in 22 jurisdictions. In the second quarter of 2008, AIMCO Properties, L.P. settled the overtime cases involving 652 plaintiffs and established a framework for resolving the 88 remaining “on-call” claims and the attorneys’ fees claimed by plaintiffs’ counsel. As a result, the lawsuits asserted in the 22 Federal courts were dismissed. During the fourth quarter of 2008, the settlement amounts for alleged unpaid overtime to employees were paid by those partnerships where the respective employees had worked.  The Partnership was not required to pay any settlement amounts.  During January 2011, the parties reached an agreement to settle the remaining “on-call claims” and the plaintiffs’ attorneys’ fees. The Partnership will not be required to pay any settlement amounts or plaintiffs’ attorneys’ fees as a result of this agreement.  These settlements resolve the case in its entirety.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain potentially hazardous materials  present on a property, including lead-based paint, asbestos, polychlorinated biphenyls, petroleum-based fuels, and other miscellaneous materials. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of such materials. The presence of, or the failure to manage or remedy properly, these materials may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the improper management of these materials on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of these materials through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of these materials is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its property, the Partnership could potentially be responsible for environmental liabilities or costs associated with its property.

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

Steven D. Cordes	39	Director and Senior Vice President
John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
Stephen B. Waters	49	Senior Director of Partnership Accounting

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

John Bezzant was appointed as a Director of the Managing General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Managing General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Managing General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

Item 11.    Executive Compensation

Neither the directors nor officers of the Managing General Partner received any remuneration from the Registrant during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units (the “Units”) of the Registrant as of December 31, 2010.

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $313,000 and $392,000 for the years ended December 31, 2010 and 2009, respectively, which are included in operating expenses and loss from discontinued operations on the consolidated statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $94,000 and $110,000 for the years ended December 31, 2010 and 2009, respectively, which are included in general and administrative expenses on the consolidatedstatements of operations included in “Item 8. Financial Statements and Supplementary Data”. At December 31, 2009, approximately $17,000 of reimbursements for services was owed by the Partnership and included in due to affiliates on the consolidatedbalance sheets included in “Item 8. Financial Statements and Supplementary Data”. No reimbursements were owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the years ended December 31, 2010 and 2009, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the years ended December 31, 2010 and 2009, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line.  These funds were needed to fund operating expenses, property taxes and capital improvements at Lakeside Place Apartments during 2010 and 2009. During the years ended December 31, 2010 and 2009, the Partnership borrowed approximately $1,653,000 and $2,856,000, respectively.  Interest accrues at the prime rate plus 2% per annum (5.25% at December 31, 2010). Interest expense for the years ended December 31, 2010 and 2009 was approximately $389,000 and $297,000, respectively. During the years ended December 31, 2010 and 2009, the Partnership repaid advances and associated accrued interest of approximately $280,000 and $3,194,000, respectively. At December 31, 2010 and 2009, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,610,000 and $5,848,000, respectively, which is included in due to affiliates on the consolidatedbalance sheets included in “Item 8. Financial Statements and Supplementary Data”. The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.  Subsequent to December 31, 2010, the Partnership received an additional advance from AIMCO Properties, L.P. of approximately $143,000 primarily to fund property taxes at Lakeside Place Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO, which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner. During the years ended December 31, 2010 and 2009, the Partnership was charged by AIMCO and its affiliates approximately $421,000 and $230,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 Units in the Partnership representing 73.18% of the outstanding Units at December 31, 2010. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

Neither of the Managing General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Managing General Partner.

Item 14.    Principal Accounting Fees and Services

The Managing General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $44,000 and $50,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $10,000 and $11,000 for 2010 and 2009, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following consolidated financial statements of the Registrant are included in Item 8:

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009.

Consolidated Statements of Changes in Partners' Deficit for the years ended December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009.

Notes to Consolidated Financial Statements.

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

Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 25, 2011
John Bezzant	Vice President

/s/Steven D. Cordes	Director and Senior	Date: March 25, 2011
Steven D. Cordes	Vice President

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 25, 2011
Stephen B. Waters	Accounting

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