Form 10-Q
period 2011-03-31
CENTURY PROPERTIES FUND XV
filed 2011-05-12
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
Assets
Cash and cash equivalents	$ 174	$ 488
Receivables and deposits	172	148
Other assets	920	377
Restricted escrows (Note C)	135	309
Investment property:
Land	3,659	3,659
Buildings and related personal property	45,948	45,411
	49,607	49,070
Less accumulated depreciation	(32,292)	(31,863)
	17,315	17,207
	$ 18,716	$ 18,529

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 1,318	$ 403
Tenant security deposit liabilities	116	110
Accrued property taxes	157	603
Other liabilities	337	315
Due to affiliates (Note B)	7,875	7,610
Mortgage notes payable	26,595	26,670
	36,398	35,711

Partners' Deficit
General partners	(1,613)	(1,603)
Limited partners	(16,069)	(15,579)
	(17,682)	(17,182)
	$ 18,716	$ 18,529

Note: The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 1,426	$ 1,412
Other income	213	173
Total revenues	1,639	1,585

Expenses:
Operating	885	786
General and administrative	55	63
Depreciation	429	595
Interest	613	608
Property taxes	157	189
Total expenses	2,139	2,241

Casualty gains (Note C)	--	857

(Loss) income from continuing operations	(500)	201
Income from discontinued operations (Note A)	--	110

Net (loss) income	$ (500)	$ 311

Net (loss) income allocated to general partners (2%)	$ (10)	$ 6
Net (loss) income allocated to limited partners (98%)	(490)	305

Net (loss) income	$ (500)	$ 311

Per limited partnership unit:
(Loss) income from continuing operations	$ (5.45)	$ 2.19
Income from discontinued operations	--	1.20
Net (loss) income per limited partnership unit	$ (5.45)	$ 3.39

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
(Unaudited)
(in thousands, except unit data)

	Limited
	Partnership	General	Limited

Units

Partners

Partners

				Total

Original capital contributions	89,980	$ --	$89,980	$ 89,980

Partners' deficit at
December 31, 2010	89,975	$(1,603)	$(15,579)	$(17,182)

Net loss for the three months
ended March 31, 2011	--	(10)	(490)	(500)

Partners' deficit at
March 31, 2011	89,975	$(1,613)	$(16,069)	$(17,682)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$ (500)	$ 311
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Casualty gains	--	(967)
Depreciation	429	595
Amortization of loan costs	7	7
Change in accounts:
Receivables and deposits	(24)	(152)
Other assets	(550)	(612)
Accounts payable	724	846
Tenant security deposit liabilities	6	(4)
Accrued property taxes	(446)	(521)
Other liabilities	22	(20)
Due to affiliates	122	113
Net cash used in operating activities	(210)	(404)

Cash flows from investing activities:
Property improvements and replacements	(346)	(700)
Insurance proceeds received	225	129
Net (deposits to) withdrawals from restricted escrows	(51)	16
Net cash used in investing activities	(172)	(555)

Cash flows from financing activities:
Payments on mortgage notes payable	(75)	(70)
Advances from affiliate	143	1,100
Net cash provided by financing activities	68	1,030

Net (decrease) increase in cash and cash equivalents	(314)	71
Cash and cash equivalents at beginning of period	488	127
Cash and cash equivalents at end of period	$ 174	$ 198

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 506	$ 512
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 446	$ 337
Insurance proceeds held on deposit with mortgage lender	$ --	$ 1,000

At December 31, 2010 and 2009 approximately $255,000 and $621,000 of property improvements and replacements were included in accounts payable which are included in property improvements and replacements for the three months ended March 31, 2011 and 2010, respectively.

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

The accompanying consolidated statement of operations for the three months ended March 31, 2010 reflects the operations of Preston Creek Apartments as income from discontinued operations due to its sale on August 5, 2009. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 (in thousands):

Three Months Ended
March 31, 2010

Revenues	$ --
Expenses	--
Casualty gain	110
Income from discontinued operations	$ 110

Note B – Transactions with Affiliated Parties

The Partnership has no employees and depends on the Managing General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $80,000 and $81,000 for the three months ended March 31, 2011 and 2010, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $22,000 and $24,000 for the three months ended March 31, 2011 and 2010, respectively, which is included in general and administrative expenses. At March 31, 2011, approximately $22,000 of reimbursements for accountable administrative expenses was owed by the Partnership and was included in due to affiliates. No reimbursements were owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the three months ended March 31, 2011 and 2010, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2011 and 2010, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. During the three months ended March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $143,000 to fund real estate taxes. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,100,000 to fund property taxes, operating expenses and capital improvements at Lakeside Place Apartments.  Interest accrues at the prime rate plus 2% per annum (5.25% at March 31, 2011). Interest expense for the three months ended March 31, 2011 and 2010 was approximately $100,000 and $89,000, respectively. At March 31, 2011 and December 31, 2010, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,853,000 and $7,610,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced $1,150,000 to fund operations, capital improvements and casualty repairs at Lakeside Apartments.

The Partnership insures its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the Managing General Partner.  During the three months ended March 31, 2011, the Partnership was charged by AIMCO and its affiliates approximately $326,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by AIMCO and its affiliates approximately $421,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Events

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The cost to reconstruct the damaged units was approximately $2,044,000 including approximately $309,000 of clean up and other non-capitalizable costs. The Partnership expects to receive approximately $87,000 of insurance proceeds for lost rents, which is included in receivables and deposits at March 31, 2011. During the three months ended March 31, 2011 and 2010, the Partnership incurred approximately $70,000 and $133,000, respectively, of clean up and other non-capitalized costs, which were included in operating expenses. As of March 31, 2011, the Partnership has received total insurance proceeds of approximately $1,533,000, which included approximately $133,000 related to clean up costs. Insurance proceeds of approximately $1,000,000 were received during the three months ended March 31, 2010, which included approximately $133,000 for clean up costs. The $133,000 received for clean up costs was reflected as a reduction to operating expenses. During the three months ended March 31, 2010, the Partnership recognized a casualty gain of approximately $838,000 as a result of the write-off of undepreciated damaged assets of approximately $29,000. The insurance proceeds received were being held in escrow with the mortgage lender and were being released to the Partnership as repairs were completed. The balance in the lender held escrow was approximately $225,000 at December 31, 2010. These funds were released to the Partnership during the three months ended March 31, 2011. The Partnership anticipates receiving additional insurance proceeds and recognizing additional gain related to this casualty during 2011.

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

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, mortgage notes payable. At March 31, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $30,197,000.

Note E – Contingencies

The Partnership is unaware of any pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Partnership's investment property consists of one residential apartment complex.  The following table sets forth the average occupancy of the property for the three months ended March 31, 2011 and 2010:

	Average Occupancy
Property	2011	2010

Lakeside Place Apartments	94%	93%
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

Results of Operations

The Partnership’s net loss for the three months ended March 31, 2011 was approximately $500,000, compared with net income of approximately $311,000 for the three months ended March 31, 2010. The consolidated statement of operations for the three months ended March 31, 2010 reflects the operations of Preston Creek Apartments as income from discontinued operations as a result of the sale of the property in August 2009. The following table presents summarized results of operations related to the Partnership’s discontinued operations for the three months ended March 31, 2010 (in thousands):

Three Months Ended
March 31, 2010
Revenues	$ --
Expenses	--
Casualty gain	110
Income from
discontinued operations	$ 110

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

The Partnership recognized a loss from continuing operations of approximately $500,000 for the three months ended March 31, 2011 compared with income from continuing operations of approximately $201,000 for the three months ended March 31, 2010.  The decrease in income from continuing operations was due to a decrease in casualty gains, partially offset by a decrease in total expenses and an increase in total revenues.

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The cost to reconstruct the damaged units was approximately $2,044,000 including approximately $309,000 of clean up and other non-capitalizable costs. The Partnership expects to receive approximately $87,000 of insurance proceeds for lost rents, which is included in receivables and deposits at March 31, 2011. During the three months ended March 31, 2011 and 2010, the Partnership incurred approximately $70,000 and $133,000, respectively, of clean up and other non-capitalized costs, which were included in operating expenses. As of March 31, 2011, the Partnership has received total insurance proceeds of approximately $1,533,000, which included approximately $133,000 related to clean up costs. Insurance proceeds of approximately $1,000,000 were received during the three months ended March 31, 2010, which included approximately $133,000 for clean up costs. The $133,000 received for clean up costs was reflected as a reduction to operating expenses. During the three months ended March 31, 2010, the Partnership recognized a casualty gain of approximately $838,000 as a result of the write-off of undepreciated damaged assets of approximately $29,000. The insurance proceeds received were being held in escrow with the mortgage lender and were being released to the Partnership as repairs were completed. The balance in the lender held escrow was approximately $225,000 at December 31, 2010. These funds were released to the Partnership during the three months ended March 31, 2011. The Partnership anticipates receiving additional insurance proceeds and recognizing additional gain related to this casualty during 2011.

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

Total expenses decreased due to decreases in depreciation and property tax expenses, partially offset by an increase in operating expenses. General and administrative expense and interest expense remained relatively constant for the comparable periods.  Depreciation expense decreased primarily due to assets placed into service at Lakeside Place Apartments in previous years becoming fully depreciated during 2010.  Property tax expense decreased due to a decrease in the assessed value of Lakeside Place Apartments. Operating expenses increased due to an increase in insurance expense as a result of an increase in hazard insurance premiums and repair costs incurred in 2011 related to the January 2010 casualty discussed above, partially offset by a decrease in salaries and related benefits at Lakeside Apartments.

Included in general and administrative expenses are reimbursements to the Managing General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased due to increases in rental income and other income.  Rental income increased due to an increase in occupancy and the average rental rate at Lakeside Place Apartments.  Other income increased due to increases in resident utility reimbursements, cleaning and damage fees and parking income.

Liquidity and Capital Resources

At March 31, 2011, the Partnership had cash and cash equivalents of approximately $174,000 compared with approximately $488,000 at December 31, 2010.  Cash and cash equivalents decreased approximately $314,000 due to approximately $210,000 and $172,000 of cash used in operating and investing activities, respectively, partially offset by approximately $68,000 of cash provided by financing activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds and net withdrawals from restricted escrows.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by principal payments made on the mortgage notes encumbering the Partnership’s investment property.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the three months ended March 31, 2011 and 2010, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. During the three months ended March 31, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $143,000 to fund real estate taxes. During the three months ended March 31, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,100,000 to fund property taxes, operating expenses and capital improvements at Lakeside Place Apartments. Interest accrues at the prime rate plus 2% per annum (5.25% at March 31, 2011). Interest expense for the three months ended March 31, 2011 and 2010 was approximately $100,000 and $89,000, respectively. At March 31, 2011 and December 31, 2010, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $7,853,000 and $7,610,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission. Subsequent to March 31, 2011, AIMCO Properties, L.P. advanced $1,150,000 to fund operations, capital improvements and casualty repairs at Lakeside Apartments.

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

The Partnership completed approximately $537,000 of capital improvements at Lakeside Place Apartments during the three months ended March 31, 2011 consisting primarily of kitchen and bath resurfacing, floor covering replacement and construction related to the 2010 casualty discussed above. These improvements were funded from operations and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds, replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership anticipates that exclusive of capital improvements and repayment of amounts due to affiliates, operating cash flows will be generally sufficient for the Partnership to meet its current obligations. If cash flows are insufficient for the Partnership to meet its obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Lakeside Place Apartments of approximately $26,595,000 matures in March 2020 at which time balloon payments of approximately $22,790,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the three months ended March 31, 2011 and 2010. Future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at March 31, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.18% of the outstanding Units at March 31, 2011. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, AIMCO and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and AIMCO, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on AIMCO or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to AIMCO as its sole stockholder.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: May 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: May 12, 2011	By: /s/Stephen B. Waters
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