Form 10-Q
period 2011-06-30
CENTURY PROPERTIES FUND XV
filed 2011-08-12
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 109	$ 488
Receivables and deposits	184	148
Other assets	710	377
Restricted escrows	52	309
Investment property:
Land	3,659	3,659
Buildings and related personal property	41,189	45,411
Total investment property	44,848	49,070
Less accumulated depreciation	(27,870)	(31,863)
Investment property, net	16,978	17,207
Total assets	$ 18,033	$ 18,529

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 143	$ 403
Tenant security deposit liabilities	118	110
Accrued property taxes	314	603
Other liabilities	284	315
Due to affiliates	8,762	7,610
Mortgage notes payable	26,508	26,670
Total liabilities	36,129	35,711

Partners' Deficit
General partners	(1,621)	(1,603)
Limited partners	(16,475)	(15,579)
Total partners’ deficit	(18,096)	(17,182)
Total liabilities and partners’ deficit	$ 18,033	$ 18,529

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 1,418	$ 1,414	$ 2,844	$ 2,826
Other income	221	194	434	367
Total revenues	1,639	1,608	3,278	3,193

Expenses:
Operating	771	726	1,656	1,512
General and administrative	60	62	115	125
Depreciation	438	573	867	1,168
Interest	627	580	1,240	1,188
Property taxes	157	122	314	311
Total expenses	2,053	2,063	4,192	4,304

Casualty gains	--	532	--	1,389

Income (loss) from continuing operations	(414)	77	(914)	278

Income from discontinued operations	--	--	--	110

Net income (loss)	$ (414)	$ 77	$ (914)	$ 388

Net income (loss) allocated to general partners	$ (8)	$ 2	$ (18)	$ 8
Net income (loss) allocated to limited partners	$ (406)	$ 75	$ (896)	$ 380

Per limited partnership unit:
Income (loss) from continuing operations	$ (4.51)	$ 0.83	$ (9.96)	$ 3.02
Income from discontinued operations	--	--	--	1.20
Net income (loss) per limited partnership unit	$ (4.51)	$ 0.83	$ (9.96)	$ 4.22

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

General

Partners

Limited

Partners

			Total

Partners' deficit at December 31, 2010	$(1,603)	$(15,579)	$(17,182)

Net loss for the six months ended June 30, 2011	(18)	(896)	(914)

Partners' deficit at June 30, 2011	$(1,621)	$(16,475)	$(18,096)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income (loss)	$ (914)	$ 388
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	867	1,168
Amortization of loan costs	13	14
Casualty gain	--	(1,499)
Change in accounts:
Receivables and deposits	(36)	(45)
Other assets	(346)	(406)
Accounts payable	(35)	50
Tenant security deposit liabilities	8	(4)
Accrued property taxes	(289)	(386)
Other liabilities	(31)	(13)
Due to affiliates	86	96
Net cash used in operating activities	(677)	(637)

Cash flows from investing activities:
Property improvements and replacements	(863)	(1,256)
Insurance proceeds received	225	433
Net withdrawals from restricted escrows	32	16
Net cash used in investing activities	(606)	(807)

Cash flows from financing activities:
Payments on mortgage notes payable	(162)	(140)
Payment on advances from affiliate	(227)	--
Advances from affiliate	1,293	1,653
Net cash provided by financing activities	904	1,513

Net increase (decrease) in cash and cash equivalents	(379)	69

Cash and cash equivalents at beginning of period	488	127
Cash and cash equivalents at end of period	$ 109	$ 196

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,228	$ 1,063

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in accounts payable	$ 30	$ 7

Insurance proceeds held on deposit with mortgage lender	$ --	$ 1,096

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and six months periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

On July 28, 2011, the Partnership entered into an agreement and plan of merger with Century Properties Fund XV, LP, a Delaware limited partnership (“New CPF XV”), AIMCO Properties, L.P., a Delaware limited partnership and AIMCO CPF XV Merger Sub LLC, a Delaware limited liability company of which AIMCO Properties, L.P. is the sole member (the “Merger Subsidiary”), pursuant to which the Partnership will be merged with and into New CPF XV, with New CPF XV as the surviving entity, following which the Merger Subsidiary will be merged with and into New CPF XV, with New CPF XV as the surviving entity.

In the mergers, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the mergers will be converted into an identical unit of limited partnership interest in New CPF XV (also referred to herein as a “Unit”), following which each Unit (other than Units held by limited partners who perfect their appraisal rights pursuant to the merger agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $45.61 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $45.61 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the mergers. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the second merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of New CPF XV. As a result, after the mergers, AIMCO Properties, L.P. will be the sole limited partner of New CPF XV, holding all outstanding Units. Fox Capital Management Corporation and Fox Realty Investors will continue to be the general partners of New CPF XV after the mergers and the Partnership’s partnership agreement prior to the mergers will be amended to reflect the mergers.

Completion of the mergers is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 89,975 Units, and AIMCO Properties, L.P. and its affiliates owned 65,841.34 of those Units, or approximately 73.18% of the number of outstanding Units. Approximately 35,473.17 of the Units owned by an affiliate of AIMCO Properties, L.P. are subject to a voting restriction, which requires such Units to be voted in proportion to the votes cast with respect to Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Units that are not subject to this restriction, approximately 30,368.17 Units or approximately 33.75% of the outstanding Units, in favor of the merger agreement and the mergers. As a result, affiliates of AIMCO Properties, L.P. will vote a total of approximately 50,133 Units, or approximately 55.72% of the outstanding Units in favor of the merger agreement and the mergers.  AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the mergers.

The accompanying consolidated statement of operations for the six months ended June 30, 2010 reflects the operations of Preston Creek Apartments as income from discontinued operations due to its sale on August 5, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2010 (in thousands):

Six Months Ended
June 30, 2010

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's properties as compensation for providing property management services. The Partnership paid to such affiliates approximately $161,000 and $157,000 for the six months ended June 30, 2011 and 2010, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $43,000 and $48,000 for the six months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expenses. At June 30, 2011, approximately $43,000 of reimbursements for accountable administrative expenses was owed by the Partnership and was included in due to affiliates. No reimbursements were owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the six months ended June 30, 2011 and 2010, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. During the six months ended June 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,293,000 to fund real estate taxes and casualty repairs at Lakeside Place Apartments. During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,653,000 to fund property taxes, operating expenses and capital improvements at Lakeside Place Apartments. Interest accrues at the prime rate plus 2% per annum (5.25% at June 30, 2011). Interest expense for the six months ended June 30, 2011 and 2010 was approximately $216,000 and $188,000, respectively. During the six months ended June 30, 2011, the Partnership repaid advances and associated accrued interest of $400,000. During the six months ended June 30, 2010, the Partnership made a payment of accrued interest of $75,000. At June 30, 2011 and December 31, 2010, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $8,719,000 and $7,610,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the six months ended June 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $326,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $421,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Events

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The cost to reconstruct the damaged units was approximately $2,044,000 including approximately $309,000 of clean up and other non-capitalizable costs. The Partnership expects to receive approximately $87,000 of insurance proceeds for lost rents, which is included in receivables and deposits at June 30, 2011. During the six months ended June 30, 2011 and 2010, the Partnership incurred approximately $70,000 and $133,000, respectively, of clean up and other non-capitalized costs, which were included in operating expenses. As of June 30, 2011, the Partnership has received total insurance proceeds of approximately $1,533,000, which included approximately $133,000 related to clean up costs. These insurance proceeds were received during the six months ended June 30, 2010. The $133,000 received for clean up costs was reflected as a reduction to operating expenses for the six months ended June 30, 2010. During the six months ended June 30, 2010, the Partnership recognized a casualty gain of approximately $1,370,000 as a result of the write-off of undepreciated damaged assets of approximately $30,000. The insurance proceeds received were being held in escrow with the mortgage lender and were being released to the Partnership as repairs were completed. The balance in the lender held escrow was approximately $225,000 at December 31, 2010. These funds were released to the Partnership during the six months ended June 30, 2011. The Partnership anticipates receiving additional insurance proceeds and recognizing additional gain related to this casualty during 2011.

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

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term mortgage notes payable. At June 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $30,802,000.

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

Note F – Investment Property

During the three months ended June 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $4,860,000 and accumulated depreciation of approximately $4,860,000.

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

The Partnership's investment property consists of one residential apartment complex.  The following table sets forth the average occupancy of the property for the six months ended June 30, 2011 and 2010:

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

Results of Operations

The Partnership’s net loss for the three and six months ended June 30, 2011 was approximately $414,000 and $914,000, respectively, compared to net income of approximately $77,000 and $388,000, respectively, for the corresponding periods in 2010. The consolidated statement of operations for the six months ended June 30, 2010 reflects the operations of Preston Creek Apartments as discontinued operations as a result of its sale in August 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the six months ended June 30, 2010 (in thousands):

Six Months Ended June 30, 2010
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

The Partnership recognized a loss from continuing operations of approximately $414,000 and $914,000 for the three and six months ended June 30, 2011, respectively, and income of approximately $77,000 and $278,000 for the three and six months ended June 30, 2010, respectively. The decrease in income from continuing operations for the three and six months ended June 30, 2011 is due to a decrease in casualty gains, partially offset by an increase in total revenues and a decrease in total expenses.

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The cost to reconstruct the damaged units was approximately $2,044,000 including approximately $309,000 of clean up and other non-capitalizable costs. The Partnership expects to receive approximately $87,000 of insurance proceeds for lost rents, which is included in receivables and deposits at June 30, 2011. During the six months ended June 30, 2011 and 2010, the Partnership incurred approximately $70,000 and $133,000, respectively, of clean up and other non-capitalized costs, which were included in operating expenses. As of June 30, 2011, the Partnership has received total insurance proceeds of approximately $1,533,000, which included approximately $133,000 related to clean up costs. These insurance proceeds were received during the six months ended June 30, 2010. The $133,000 received for clean up costs was reflected as a reduction to operating expenses for the six months ended June 30, 2010. During the six months ended June 30, 2010, the Partnership recognized a casualty gain of approximately $1,370,000 as a result of the write-off of undepreciated damaged assets of approximately $30,000. The insurance proceeds received were being held in escrow with the mortgage lender and were being released to the Partnership as repairs were completed. The balance in the lender held escrow was approximately $225,000 at December 31, 2010. These funds were released to the Partnership during the six months ended June 30, 2011. The Partnership anticipates receiving additional insurance proceeds and recognizing additional gain related to this casualty during 2011.

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

Total expenses for the three months ended June 30, 2011 decreased due to a decrease in depreciation expense, substantially offset by increases in operating, interest and property tax expenses. General and administrative expenses remained relatively constant for the comparable periods. Total expenses for the six months ended June 30, 2011 decreased due to a decrease in depreciation expense, partially offset by increases in operating and interest expenses. Property tax and general and administrative expenses remained relatively constant for the comparable periods. Depreciation expense decreased for both periods primarily due to assets placed into service at Lakeside Place Apartments in previous years becoming fully depreciated during 2010. Operating expenses increased for the three months ended June 30, 2011 due to an increase in utility costs. Operating expenses increased for the six months ended June 30, 2011 due to an increase in utility costs, insurance expense as a result of an increase in hazard insurance premiums and repair costs incurred in 2011 related to the January 2010 casualty discussed above. Interest expense increased for both periods due to a decrease in the interest capitalized in 2010 related to the down units as a result of the January 2010 fire at Lakeside Place Apartments and an increase in interest on advances from AIMCO Properties, L.P. Property tax expense increased for the three months ended June 30, 2011 due to an adjustment recorded during the three months ended June 30, 2010 to reflect lower property taxes as a result of a successful appeal in 2010 to reduce the assessed value of Lakeside Place Apartments.

Included in general and administrative expenses for the three and six months ended June 30, 2011 and 2010 are management reimbursements to the General Partner as allowed under the Partnership Agreement.  Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three months ended June 30, 2011 due to an increase in other income. Rental income remained relatively constant for the three months ended June 30, 2011. Total revenues increased for the six months ended June 30, 2011 due to increases in rental income and other income.  Rental income increased for the six months ended June 30, 2011 due to increases in occupancy and the average rental rate at Lakeside Place Apartments.  Other income increased for both periods due to increases in resident utility reimbursements, cleaning and damage fees and parking fees.

Liquidity and Capital Resources

At June 30, 2011, the Partnership had cash and cash equivalents of approximately $109,000 compared with approximately $488,000 at December 31, 2010.  Cash and cash equivalents decreased approximately $379,000 due to approximately $677,000 and $606,000 of cash used in operating and investing activities, respectively, partially offset by approximately $904,000 of cash provided by financing activities.  Cash used in investing activities consisted of property improvements and replacements, partially offset by insurance proceeds and net withdrawals from restricted escrows.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by repayment of advances received from an affiliate of the Managing General Partner and principal payments made on the mortgage notes encumbering the Partnership’s investment property.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the six months ended June 30, 2011 and 2010, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. During the six months ended June 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,293,000 to fund real estate taxes and casualty repairs at Lakeside Place Apartments. During the six months ended June 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,653,000 to fund property taxes, operating expenses and capital improvements at Lakeside Place Apartments. Interest accrues at the prime rate plus 2% per annum (5.25% at June 30, 2011). Interest expense for the six months ended June 30, 2011 and 2010 was approximately $216,000 and $188,000, respectively. During the six months ended June 30, 2011, the Partnership repaid advances and associated accrued interest of $400,000. During the six months ended June 30, 2010, the Partnership made a payment of accrued interest of $75,000. At June 30, 2011 and December 31, 2010, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $8,719,000 and $7,610,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership completed approximately $638,000 of capital improvements at Lakeside Place Apartments during the six months ended June 30, 2011 consisting primarily of kitchen and bath resurfacing, floor covering replacement and construction related to the 2010 casualty discussed above. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds, replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership anticipates that exclusive of capital improvements and repayment of amounts due to affiliates, operating cash flows will be generally sufficient for the Partnership to meet its current obligations. If cash flows are insufficient for the Partnership to meet its obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Lakeside Place Apartments of approximately $26,508,000 matures in March 2020 at which time balloon payments of approximately $22,790,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the six months ended June 30, 2011 and 2010. If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at June 30, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.18% of the outstanding Units at June 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and Aimco, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Aimco or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

In the mergers, each unit of limited partnership interest (each, a “Unit”) of the Partnership outstanding immediately prior to the consummation of the mergers will be converted into an identical unit of limited partnership interest in New CPF XV (also referred to herein as a “Unit”), following which each Unit (other than Units held by limited partners who perfect their appraisal rights pursuant to the merger agreement) will be converted into the right to receive, at the election of the limited partner, either (i) $45.61 in cash (the “Cash Consideration”) or (ii) a number of partnership common units of AIMCO Properties, L.P. calculated by dividing $45.61 by the average closing price of Aimco common stock, as reported on the New York Stock Exchange, over the ten consecutive trading days ending on the second trading day immediately prior to the effective time of the mergers. However, if AIMCO Properties, L.P. determines that the law of the state or other jurisdiction in which a limited partner resides would prohibit the issuance of partnership common units of AIMCO Properties, L.P. in that state or other jurisdiction (or that registration or qualification in that state or jurisdiction would be prohibitively costly), then such limited partner will only be entitled to receive the Cash Consideration for each Unit. Those limited partners who do not make an election will be deemed to have elected to receive the Cash Consideration.

In the second merger, AIMCO Properties, L.P.’s membership interest in the Merger Subsidiary will be converted into Units of New CPF XV. As a result, after the mergers, AIMCO Properties, L.P. will be the sole limited partner of New CPF XV, holding all outstanding Units. Fox Capital Management Corporation and Fox Realty Investors will continue to be the general partners of New CPF XV after the mergers and the Partnership’s partnership agreement prior to the mergers will be amended to reflect the mergers.

Completion of the mergers is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. As of June 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 89,975 Units, and AIMCO Properties, L.P. and its affiliates owned 65,841.34 of those Units, or approximately 73.18% of the number of outstanding Units. Approximately 35,473.17 of the Units owned by an affiliate of AIMCO Properties, L.P. are subject to a voting restriction, which requires such Units to be voted in proportion to the votes cast with respect to Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Units that are not subject to this restriction, approximately 30,368.17 Units or approximately 33.75% of the outstanding Units, in favor of the merger agreement and the mergers. As a result, affiliates of AIMCO Properties, L.P. will vote a total of approximately 50,133 Units, or approximately 55.72% of the outstanding Units in favor of the merger agreement and the mergers.  AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the mergers.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: August 12, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 12, 2011	By: /s/Stephen B. Waters
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

     10.1        Agreement and Plan of Merger, dated July 28, 2011, by and among Century Properties Fund XV, Century Properties Fund XV, LP, AIMCO Properties, L.P. and AIMCO CPF XV Merger Sub LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 28,m 2011).

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