Form 10-Q
period 2011-09-30
CENTURY PROPERTIES FUND XV
filed 2011-11-10
CIK 314690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTURY PROPERTIES FUND XV
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30,	December 31,
	2011	2010

Assets
Cash and cash equivalents	$ 89	$ 488
Receivables and deposits	192	148
Other assets	504	377
Restricted escrows	102	309
Investment property:
Land	3,659	3,659
Buildings and related personal property	41,322	45,411
Total investment property	44,981	49,070
Less accumulated depreciation	(28,301)	(31,863)
Investment property, net	16,680	17,207
Total assets	$ 17,567	$ 18,529

Liabilities and Partners' Deficit
Liabilities
Accounts payable	$ 101	$ 403
Tenant security deposit liabilities	116	110
Accrued property taxes	471	603
Other liabilities	372	315
Due to affiliates	8,641	7,610
Mortgage notes payable	26,442	26,670
Total liabilities	36,143	35,711

Partners' Deficit
General partners	(1,631)	(1,603)
Limited partners	(16,945)	(15,579)
Total partners’ deficit	(18,576)	(17,182)
Total liabilities and partners’ deficit	$ 17,567	$ 18,529

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$ 1,422	$ 1,393	$ 4,266	$ 4,219
Other income	237	202	671	569
Total revenues	1,659	1,595	4,937	4,788

Expenses:
Operating	875	864	2,531	2,376
General and administrative	53	55	168	180
Depreciation	431	575	1,298	1,743
Interest	624	596	1,864	1,784
Property taxes	156	81	470	392
Total expenses	2,139	2,171	6,331	6,475

Casualty gain	--	--	--	1,389

Loss from continuing operations	(480)	(576)	(1,394)	(298)

Income from discontinued operations	--	--	--	110

Net loss	$ (480)	$ (576)	$(1,394)	$ (188)

Net loss allocated to general
partners (2%)	$ (10)	$ (12)	$ (28)	$ (4)
Net loss allocated to limited
partners (98%)	$ (470)	$ (564)	$(1,366)	$ (184)

Per limited partnership unit:
Loss from continuing operations	$ (5.22)	$ (6.27)	$(15.18)	$ (3.25)
Income from discontinued operations	--	--	--	1.20
Net loss per limited partnership
unit	$ (5.22)	$ (6.27)	$(15.18)	$ (2.05)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT

(Unaudited)

(In thousands)

	General	Limited

Partners

Partners

			Total

Partners' deficit at
December 31, 2010	$(1,603)	$(15,579)	$(17,182)

Net loss for the nine months
ended September 30, 2011	(28)	(1,366)	(1,394)

Partners' deficit at
September 30, 2011	$(1,631)	$(16,945)	$(18,576)

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$ (1,394)	$ (188)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation	1,298	1,743
Amortization of loan costs	18	20
Casualty gains	--	(1,499)
Change in accounts:
Receivables and deposits	(44)	(71)
Other assets	(145)	(202)
Accounts payable	(82)	25
Tenant security deposit liabilities	6	(5)
Accrued property taxes	(132)	(225)
Other liabilities	57	(88)
Due to affiliates	141	18
Net cash used in operating activities	(277)	(472)

Cash flows from investing activities:
Property improvements and replacements	(991)	(1,690)
Net (deposits to) withdrawals from restricted escrows	(18)	16
Insurance proceeds received	225	858
Net cash used in investing activities	(784)	(816)

Cash flows from financing activities:
Payments on mortgage notes payable	(228)	(212)
Payment on advances from affiliate	(403)	(26)
Advances from affiliate	1,293	1,653
Net cash provided by financing activities	662	1,415

Net increase (decrease) in cash and cash equivalents	(399)	127

Cash and cash equivalents at beginning of period	488	127
Cash and cash equivalents at end of period	$ 89	$ 254

Supplemental disclosure of cash flow information:
Cash paid for interest, net of capitalized interest	$ 1,725	$ 1,730

Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 35	$ 163
Insurance proceeds held on deposit with mortgage lender	$ --	$ 671

See Accompanying Notes to Consolidated Financial Statements

CENTURY PROPERTIES FUND XV
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A – Basis of Presentation

The accompanying unaudited consolidated financial statements of Century Properties Fund XV (the "Partnership" or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Partnership's general partners are Fox Capital Management Corporation ("FCMC" or the "Managing General Partner"), a California corporation, and Fox Realty Investors ("FRI"), a California general partnership. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The Managing General Partner, as well as the managing general partner of FRI, are affiliates of Apartment Investment and Management Company ("Aimco"), a publicly traded real estate investment trust.

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

Completion of the mergers is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the mergers may be modified before the mergers are completed. As of September 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 89,975 Units, and AIMCO Properties, L.P. and its affiliates owned 65,841.34 of those Units, or approximately 73.18% of the number of outstanding Units. Approximately 35,473.17 of the Units owned by an affiliate of AIMCO Properties, L.P. are subject to a voting restriction, which requires such Units to be voted in proportion to the votes cast with respect to Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Units that are not subject to this restriction, approximately 30,368.17 Units or approximately 33.75% of the outstanding Units, in favor of the merger agreement and the mergers. As a result, affiliates of AIMCO Properties, L.P. will vote a total of approximately 50,133 Units, or approximately 55.72% of the outstanding Units in favor of the merger agreement and the mergers.  AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the mergers.

The accompanying consolidated statement of operations for the nine months ended September 30, 2010 reflects the operations of Preston Creek Apartments as income from discontinued operations due to its sale on August 5, 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2010 (in thousands):

Nine Months Ended
September 30, 2010

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

Affiliates of the Managing General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $240,000 and $234,000 for the nine months ended September 30, 2011 and 2010, respectively, which are included in operating expenses.

An affiliate of the Managing General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $64,000 and $71,000 for the nine months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expenses. At September 30, 2011, approximately $20,000 of reimbursements for accountable administrative expenses was owed by the Partnership and was included in due to affiliates. No reimbursements were owed at December 31, 2010.

Pursuant to the Partnership Agreement, for managing the affairs of the Partnership, the Managing General Partner is entitled to receive a Partnership management fee equal to 10% of the Partnership's adjusted cash from operations as distributed. No partnership management fees were paid during the nine months ended September 30, 2011 and 2010, as there were no operating distributions during the respective periods.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2011 and 2010, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. During the nine months ended September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,293,000 to fund real estate taxes and casualty repairs at Lakeside Place Apartments. During the nine months ended September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,653,000 to fund real estate taxes, operating expenses and capital improvements at Lakeside Place Apartments. Interest accrues at the prime rate plus 2% per annum (5.25% at September 30, 2011). Interest expense for the nine months ended September 30, 2011 and 2010 was approximately $330,000 and $289,000, respectively. During the nine months ended September 30, 2011 and 2010, the Partnership repaid advances and associated accrued interest of $612,000 and $280,000, respectively. At September 30, 2011 and December 31, 2010, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $8,621,000 and $7,610,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

The Partnership insures its property up to certain limits through coverage provided by Aimco, which is generally self-insured for a portion of losses and liabilities related to workers’ compensation, property casualty, general liability and vehicle liability.  The Partnership insures its properties above the Aimco limits through insurance policies obtained by Aimco from insurers unaffiliated with the Managing General Partner.  During the nine months ended September 30, 2011, the Partnership was charged by Aimco and its affiliates approximately $326,000 for hazard insurance coverage and fees associated with policy claims administration.  Additional charges will be incurred by the Partnership during 2011 as other insurance policies renew later in the year.  The Partnership was charged by Aimco and its affiliates approximately $421,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2010.

Note C – Casualty Events

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The cost to reconstruct the damaged units was approximately $2,044,000 including approximately $309,000 of clean up and other non-capitalizable costs. The Partnership expects to receive approximately $81,000 of insurance proceeds for lost rents, which is included in receivables and deposits at September 30, 2011. During the nine months ended September 30, 2011 and 2010, the Partnership incurred approximately $70,000 and $133,000, respectively, of clean up and other non-capitalized costs, which were included in operating expenses. As of September 30, 2011, the Partnership has received total insurance proceeds of approximately $1,533,000, which included approximately $133,000 related to clean up costs. These insurance proceeds were received during the nine months ended September 30, 2010. The $133,000 received for clean up costs was reflected as a reduction to operating expenses for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $1,370,000 as a result of the write-off of undepreciated damaged assets of approximately $30,000. The insurance proceeds received were being held in escrow with the mortgage lender and were being released to the Partnership as repairs were completed. The balance in the lender held escrow was approximately $225,000 at December 31, 2010. These funds were released to the Partnership during the nine months ended September 30, 2011. The Partnership anticipates receiving additional insurance proceeds and recognizing additional gain related to this casualty during 2011.

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

Note D – Fair Value of Financial Instruments

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for mortgage notes payable) approximates their fair value due to the short-term maturity of these instruments. The Partnership estimates the fair value of its mortgage notes payable by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term mortgage notes payable. At September 30, 2011, the fair value of the Partnership's mortgage notes payable at the Partnership's incremental borrowing rate was approximately $31,929,000.

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

Note F – Investment Property

During the nine months ended September 30, 2011, the Partnership retired and wrote-off personal property no longer being used that had a cost basis of approximately $4,860,000 and accumulated depreciation of approximately $4,860,000.

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

The Partnership's investment property consists of one residential apartment complex.  The following table sets forth the average occupancy of the property for the nine months ended September 30, 2011 and 2010:

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

Results of Operations

The Partnership’s net loss for the three and nine months ended September 30, 2011 was approximately $480,000 and $1,394,000, respectively, compared to net loss of approximately $576,000 and $188,000, respectively, for the corresponding periods in 2010. The consolidated statement of operations for the nine months ended September 30, 2010 reflects the operations of Preston Creek Apartments as discontinued operations as a result of its sale in August 2009.

The following table presents summarized results of operations related to the Partnership’s discontinued operations for the nine months ended September 30, 2010 (in thousands):

Nine Months Ended September 30, 2010
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

The Partnership recognized a loss from continuing operations of approximately $480,000 and $1,394,000 for the three and nine months ended September 30, 2011, respectively, and a loss of approximately $576,000 and $298,000 for the three and nine months ended September 30, 2010, respectively. The decrease in loss from continuing operations for the three months ended September 30, 2011 is due to an increase in total revenues and a decrease in total expenses. The increase in loss from continuing operations for the nine months ended September 30, 2011 is due to a decrease in casualty gains, partially offset by an increase in total revenues and a decrease in total expenses.

In January 2010, Lakeside Place Apartments suffered fire damage to twenty four rental units. The cost to reconstruct the damaged units was approximately $2,044,000 including approximately $309,000 of clean up and other non-capitalizable costs. The Partnership expects to receive approximately $81,000 of insurance proceeds for lost rents, which is included in receivables and deposits at September 30, 2011. During the nine months ended September 30, 2011 and 2010, the Partnership incurred approximately $70,000 and $133,000, respectively, of clean up and other non-capitalized costs, which were included in operating expenses. As of September 30, 2011, the Partnership has received total insurance proceeds of approximately $1,533,000, which included approximately $133,000 related to clean up costs. These insurance proceeds were received during the nine months ended September 30, 2010. The $133,000 received for clean up costs was reflected as a reduction to operating expenses for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Partnership recognized a casualty gain of approximately $1,370,000 as a result of the write-off of undepreciated damaged assets of approximately $30,000. The insurance proceeds received were being held in escrow with the mortgage lender and were being released to the Partnership as repairs were completed. The balance in the lender held escrow was approximately $225,000 at December 31, 2010. These funds were released to the Partnership during the nine months ended September 30, 2011. The Partnership anticipates receiving additional insurance proceeds and recognizing additional gain related to this casualty during 2011.

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

Total expenses for the three months ended September 30, 2011 decreased due to a decrease in depreciation expense, partially offset by increases in interest and property tax expenses. Operating and general and administrative expenses remained relatively constant for the comparable period. Total expenses for the nine months ended September 30, 2011 decreased due to a decrease in depreciation expense, partially offset by increases in operating, interest and property tax expenses. General and administrative expenses remained relatively constant for the comparable period. Depreciation expense decreased for both periods primarily due to assets placed into service at Lakeside Place Apartments in previous years becoming fully depreciated during 2010. Operating expenses increased for the nine months ended September 30, 2011 due to an increase in utility costs, plumbing repairs, insurance expense as a result of an increase in hazard insurance premiums and repair costs incurred in 2011 related to the January 2010 casualty discussed above. Interest expense increased for both periods due to a decrease in the interest capitalized in 2010 related to the down units as a result of the January 2010 fire at Lakeside Place Apartments and an increase in interest on advances from AIMCO Properties, L.P. Property tax expense increased for both periods due to a refund of property taxes in 2010 as a result of a successful appeal in 2010 to reduce the assessed value of Lakeside Place Apartments.

Included in general and administrative expenses for the three and nine months ended September 30, 2011 and 2010 are management reimbursements to the Managing General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

Total revenues increased for the three and nine months ended September 30, 2011 due to increases in rental and other income. Rental income increased for both periods due to increases in the average rental rate at Lakeside Place Apartments and a decrease in bad debt expense. Other income increased for both periods due to increases in resident utility reimbursements, parking fees and late fees.

Liquidity and Capital Resources

At September 30, 2011, the Partnership had cash and cash equivalents of approximately $89,000 compared with approximately $488,000 at December 31, 2010.  Cash and cash equivalents decreased approximately $399,000 due to approximately $784,000 and $277,000 of cash used in investing and operating activities, respectively, partially offset by approximately $662,000 of cash provided by financing activities.  Cash used in investing activities consisted of property improvements and replacements and net deposits to restricted escrows, partially offset by insurance proceeds received.  Cash provided by financing activities consisted of advances received from an affiliate of the Managing General Partner, partially offset by repayment of advances received from an affiliate of the Managing General Partner and principal payments made on the mortgage notes encumbering the Partnership’s investment property.

AIMCO Properties, L.P., has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. During the nine months ended September 30, 2011 and 2010, AIMCO Properties, L.P., agreed to advance funds in excess of the credit line. During the nine months ended September 30, 2011, AIMCO Properties, L.P. advanced the Partnership approximately $1,293,000 to fund real estate taxes and casualty repairs at Lakeside Place Apartments. During the nine months ended September 30, 2010, AIMCO Properties, L.P. advanced the Partnership approximately $1,653,000 to fund real estate taxes, operating expenses and capital improvements at Lakeside Place Apartments. Interest accrues at the prime rate plus 2% per annum (5.25% at September 30, 2011). Interest expense for the nine months ended September 30, 2011 and 2010 was approximately $330,000 and $289,000, respectively. During the nine months ended September 30, 2011, the Partnership repaid advances and associated accrued interest of $612,000 and $280,000, respectively. At September 30, 2011 and December 31, 2010, the outstanding balance of advances from AIMCO Properties, L.P., including accrued interest, was approximately $8,621,000 and $7,610,000, respectively, which is included in due to affiliates.  The Partnership may receive additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances.  For more information on AIMCO Properties, L.P., including copies of its audited balance sheet, please see its reports filed with the Securities and Exchange Commission.

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

The Partnership completed approximately $771,000 of capital improvements at Lakeside Place Apartments during the nine months ended September 30, 2011 consisting primarily of kitchen and bath resurfacing, appliance and floor covering replacements and construction related to the 2010 casualty discussed above. These improvements were funded from operations, insurance proceeds and advances from AIMCO Properties, L.P., an affiliate of the Managing General Partner. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during the remainder of 2011. Such capital expenditures will depend on the physical condition of the property as well as insurance proceeds, replacement reserves and anticipated cash flow generated by the property.

Capital improvements will be incurred only if cash is available from operations, insurance proceeds, Partnership reserves, or advances from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. To the extent that capital improvements are completed the Partnership’s distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership anticipates that exclusive of capital improvements and repayment of amounts due to affiliates, operating cash flows will be generally sufficient for the Partnership to meet its current obligations. If cash flows are insufficient for the Partnership to meet its obligations, the Partnership may request additional advances of funds from AIMCO Properties, L.P., although AIMCO Properties, L.P. is not obligated to provide such advances. The mortgage indebtedness encumbering Lakeside Place Apartments of approximately $26,442,000 matures in March 2020 at which time balloon payments of approximately $22,790,000 are required. The Managing General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

The Partnership made no distributions during the nine months ended September 30, 2011 and 2010. If the merger transaction (as discussed below) is not consummated, future cash distributions will depend on the levels of cash generated from operations and the timing of debt maturity, property sale and/or refinancings. The Partnership’s cash available for distribution is reviewed on a monthly basis. In light of the amounts accrued and payable to affiliates of the Managing General Partner at September 30, 2011, there can be no assurance that the Partnership will generate sufficient funds from operations, after planned capital improvement expenditures, to permit distributions to its partners in 2011 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interest in the Partnership, Aimco and its affiliates owned 65,841.34 limited partnership units (the "Units") in the Partnership representing 73.18% of the outstanding Units at September 30, 2011. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Managing General Partner. As a result of its ownership of 73.18% of the outstanding Units, Aimco and its affiliates are in a position to influence all such voting decisions with respect to the Partnership. However, AIMCO IPLP, L.P., an affiliate of the Managing General Partner and Aimco, which owns 35,473.17 (39.43%) of the Units, is required to vote its Units: (i) against any proposal to increase the fees and other compensation payable by the Partnership to the Managing General Partner and any of its affiliates; and (ii) with respect to any proposal made by the Managing General Partner or any of its affiliates, in proportion to votes cast by other unitholders. Except for the foregoing, no other limitations are imposed on Aimco or its affiliates' right to vote each Unit acquired. Although the Managing General Partner owes fiduciary duties to the limited partners of the Partnership, the Managing General Partner also owes fiduciary duties to Aimco as its sole stockholder. As a result, the duties of the Managing General Partner, as managing general partner, to the Partnership and its limited partners may come into conflict with the duties of the Managing General Partner to Aimco as its sole stockholder.

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

Completion of the mergers is subject to certain conditions, including approval by a majority in interest of the limited partners holding Units. In addition, the terms of the mergers may be modified before the mergers are completed. As of September 30, 2011 and December 31, 2010, the Partnership had issued and outstanding 89,975 Units, and AIMCO Properties, L.P. and its affiliates owned 65,841.34 of those Units, or approximately 73.18% of the number of outstanding Units. Approximately 35,473.17 of the Units owned by an affiliate of AIMCO Properties, L.P. are subject to a voting restriction, which requires such Units to be voted in proportion to the votes cast with respect to Units not subject to this voting restriction. AIMCO Properties, L.P. and its affiliates have indicated that they will vote all of their Units that are not subject to this restriction, approximately 30,368.17 Units or approximately 33.75% of the outstanding Units, in favor of the merger agreement and the mergers. As a result, affiliates of AIMCO Properties, L.P. will vote a total of approximately 50,133 Units, or approximately 55.72% of the outstanding Units in favor of the merger agreement and the mergers.  AIMCO Properties, L.P. and its affiliates have indicated that they intend to take action by written consent to approve the mergers.

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

CENTURY PROPERTIES FUND XV

By: Fox Capital Management Corporation
Managing General Partner

Date: November 10, 2011	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 10, 2011	By: /s/Stephen B. Waters
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

      3.4        Agreement of Limited Partnership, incorporated by reference to Exhibit A to the Prospectus of the Partnership dated September 20, 1983, as amended on September 13, 1989, and is thereafter supplemented contained in the Partnership's Registration Statement on Form S-11 (Reg. No. 2-79007).

     10.1        Agreement and Plan of Merger, dated July 28, 2011, by and among Century Properties Fund XV, Century Properties Fund XV, LP, AIMCO Properties, L.P. and AIMCO CPF XV Merger Sub LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 28, 2011).

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

101         XBRL (Extensible Business Reporting Language). The following materials from Century Properties Fund XV’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statement of changes in partners’ deficit, (iv) consolidated statements of cash flows, and (v) notes to consolidated financial statements (1)

(1)         As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.